Form 10-Q
period 1999-06-30
SHOWCASE CORP /MN
filed 1999-08-13
CIK 1060311

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                         ----------------------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE   SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     __________________ to ______________________

                        Commission File Number: 0-26507

                             SHOWCASE CORPORATION
            (Exact name of registrant as specified in its charter)

              MINNESOTA                                      41-1628214
     (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                        Identification No.)

   4115 Highway 52 North, Suite 300
      Rochester, Minnesota                                     55901-0144
(Address of principal executive offices)                       (Zip Code)

                                (507) 288-5922
             (Registrants's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _____ NO X
                   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                 10,286,613 Common Shares as of August 6, 1999.

                               Table of Contents

                     SHOWCASE CORPORATION AND SUBSIDIARIES

                              Report on Form 10-Q
                               for quarter ended
                                 June 30, 1999

                                                                                                        Page
                                                                                                        ---
PART I.   FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Consolidated Statements of Operations for the three months ended
               June 30, 1999 and 1998................................................................      2

               Consolidated Balance Sheets as of June 30, 1999 and March 31, 1999....................      3

               Consolidated Statements of Cash Flows for the three months ended
               June 30, 1999 and 1998................................................................      4

               Notes to Consolidated Financial Statements............................................      5

      Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations.................................................................      7

      Item 3.  Quantitative and Qualitative Disclosure About Market Risks............................     13

PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings.....................................................................     13

      Item 2.  Charges in Securities and Use of Proceeds.............................................     13

      Item 3.  Defaults upon Senior Securities.......................................................     13

      Item 4.  Submission of Matters to a Vote of Security Holders...................................     14

      Item 5.  Other Information.....................................................................     14

      Item 6.  Exhibits and Reports on Form 8-K......................................................     15

                     SHOWCASE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (in thousands, except per share amounts)

                                                                  Three Months Ended
                                                                        June 30,
                                                                 -------------------
Revenues:                                                           1999      1998
                                                                 ---------  --------
 License fees...............................................       $ 6,065    $4,224
 Maintenance and support....................................         3,206     2,161
 Professional service fees..................................         1,234       913
                                                                 ---------  --------
   Total revenues...........................................        10,505     7,298
                                                                 ---------  --------

Cost of revenues:
 License fees...............................................         1,068       817
 Maintenance and support....................................           824       565
 Professional service fees..................................         1,032       613
                                                                 ---------  --------
   Total cost of revenues...................................         2,924     1,995
                                                                 ---------  --------
Gross margin................................................         7,581     5,303
                                                                 ---------  --------

Operating expense:
 Sales and marketing........................................         5,275     4,387
 Product development........................................         1,163       979
 General and administrative.................................           941       736
                                                                 ---------  --------
   Total operating expenses.................................         7,379     6,102
                                                                 ---------  --------
Operating income (loss).....................................           202      (799)
                                                                 ---------  --------

Other income (expense), net:
 Interest expenses..........................................            (7)      (53)
 Interest income............................................           104        59
 Other income (expense), net................................             1        --
                                                                 ---------  --------
   Total other income (expense), net........................            98         6
                                                                 ---------  --------
Net income (loss) before income taxes.......................           300      (793)
Income taxes................................................           115        40
                                                                 ---------  --------
Net income (loss)...........................................       $   185    $ (833)
                                                                 =========  ========

Other comprehensive income (loss):
 Foreign currency translation adjustment....................            34        16
 Unrealized holding gain (loss) on securities...............            32      (123)
                                                                 ---------  --------
Comprehensive income (loss).................................       $   251    $ (940)
                                                                 =========  ========

Net income (loss) per share:
 Basic......................................................       $  0.04    $(0.20)
                                                                 =========  ========
 Diluted....................................................       $  0.02    $(0.20)
                                                                 =========  ========
Weighted average shares outstanding used in
 computing basic net income (loss) per share................         4,542     4,190
Weighted average shares outstanding used in
 computing diluted net income (loss) per share..............         8,371     4,190

          See accompanying notes to consolidated financial statements

                     SHOWCASE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                   (in thousands, except per share amounts)

Assets                                                                           June 30, 1999   March 31, 1999
                                                                                 -------------   --------------
Current Assets:
 Cash...................................................................               $ 7,087          $ 8,900
 Marketable securities..................................................                   171              139
 Accounts receivable, net...............................................                 7,349            7,070
 Prepaid expenses and other current assets..............................                 1,228            1,059
 Deferred income taxes..................................................                   550              550
                                                                                 -------------   --------------
   Total current assets.................................................                16,385           17,718
                                                                                 -------------   --------------
Property and equipment, net.............................................                 2,224            2,092
Goodwill, net of accumulated amortization...............................                   101              116
                                                                                 -------------   --------------
   Total assets.........................................................               $18,710          $19,926
                                                                                 =============   ==============
Liabilities and Stockholders' Equity
Current Liabilities:
 Accounts payable.......................................................               $ 1,102          $ 1,373
 Accrued liabilities....................................................                 4,338            4,121
 Current portion of long-term debt......................................                     5                5
 Current portion of obligations under capital leases....................                   123              127
 Income taxes payable...................................................                    --              295
 Deferred revenue.......................................................                10,533           11,646
                                                                                 -------------   --------------
   Total current liabilities............................................                16,101           17,567
                                                                                 -------------   --------------

Long-term debt, less current portion....................................                     2                2
Capital lease obligations, less current portion.........................                    55               85
                                                                                 -------------   --------------
   Total liabilities....................................................                16,158           17,654
                                                                                 -------------   --------------

Stockholders' equity:
 Series A convertible preferred stock; $.01 par value;..................                     5                5
  473,757 shares authorized, issued, and outstanding,
  total liquidation preference of $2,400
 Series B convertible preferred stock; $.01 par value;..................                     9                9
  1,777,500 shares authorized, 875,000 issued and outstanding, total liquidation preference of $3,5000
 Common stock, $.01 par value, 10,000,000 shares authorized,............                    45               45
  4,527,387 and 4,502,867 shares issued and outstanding
 Additional paid-in capital.............................................                 6,612            6,452
 Accumulated other comprehensive income:
  Cumulative translation adjustment.....................................                    81               47
  Unrealized holding loss on securities.................................                  (149)            (181)
 Deferred compensation..................................................                  (453)            (322)
 Accumulated deficit....................................................                (3,598)          (3,783)
                                                                                 -------------   --------------
   Total stockholders' equity...........................................                 2,552            2,272
                                                                                 -------------   --------------
   Total liabilities and stockholders' equity...........................               $18,710          $19,926
                                                                                 =============   ==============

          See accompanying notes to consolidated financial statements

                     SHOWCASE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)

                                                                          Three Months Ended
                                                                               June 30,
                                                                          ------------------
                                                                            1999      1998
                                                                          -------    -------
Cash flows from operating activities:
 Net income (loss)....................................................    $   185    $ (833)
 Adjustments to reconcile net income (loss)
  to cash provided by (used in) operating activities:
   Depreciation and amortization......................................        197       205
   Provision for returns and doubtful accounts, net of returns
     and writeoffs....................................................        (90)       45
   Deferred compensation amortization.................................         21        --
   Changes in operating assets and liabilities, net of effect of foreign exchange rate changes:
      Accounts receivable.............................................       (189)    1,571
      Prepaid expenses................................................       (169)       61
      Income taxes receivable.........................................         --       (45)
      Accounts payable................................................       (271)     (328)
      Accrued liabilities.............................................        217        29
      Deferred revenue................................................     (1,113)      219
      Income taxes payable............................................       (295)       40
                                                                          -------    ------
          Net cash provided by (used in) operating activities.........     (1,507)      964
                                                                          -------    ------

Cash flows from investing activities:
 Purchase of property and equipment...................................       (280)     (248)
 Proceeds from affiliates.............................................         --        12
                                                                          -------    ------
        Net cash used in investing activities.........................       (280)     (236)
                                                                          -------    ------

Cash flows from financing activities:
 Proceeds from exercise of stock options..............................          8        95
 Payments on long-term debt...........................................         --       (94)
 Payments of capitalized lease obligations............................        (34)      (42)
                                                                          -------    ------
        Net cash used in financing activities.........................        (26)      (41)
                                                                          -------    ------
Net increase (decrease) in cash.......................................     (1,813)      687
Cash, beginning of year...............................................      8,900     5,404
                                                                          -------    ------
Cash, end of year.....................................................    $ 7,087    $6,091
                                                                          =======    ======
Supplemental disclosure of cash flow information:
 Cash paid during the three months for interest.......................    $     7    $   53
                                                                          =======    ======

 Cash paid during the three months for income taxes...................    $   549    $   49
                                                                          =======    ======

See accompanying notes to consolidated financial statements.

                    SHOWCASE CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

(1)  Basis of Presentation

     The unaudited interim consolidated financial statements include the accounts of ShowCase Corporation and its wholly owned subsidiaries (collectively, the "Company") and have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the financial statements have been omitted or condensed pursuant to such rules and regulations. The information furnished reflects, in the opinion of the management of the Company, all adjustments, consisting primarily of recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations.

     The Company adopted the provisions of Statement of Position ("SOP") No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use; SOP No. 98-5, Reporting on the Costs of Start-Up Activities, and SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions, effective April 1, 1999. The adoption of these pronouncements did not have a material effect on the Company's operating results.

(2)  Net Income (Loss) per Share

     Basic income (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share represents net income (loss) divided by the sum of the weighted average number of common shares outstanding plus shares derived from other potentially dilutive securities. Potentially dilutive securities include "in-the-money" fixed stock options and warrants and the amount of weighted average common shares which would be added by the conversion of outstanding convertible preferred stock. The number of shares added for stock options and warrants is determined by the treasury stock method, which assumes exercise of these options and warrants and the use of any proceeds from such exercise to repurchase a portion of these shares at the average market price for the period. When the results of operations are a loss, other potentially dilutive securities are not included in the calculation of loss per share.

     For the three months ended June 30, 1998, basic loss per share is the same as diluted loss per share because the effect of the inclusion of other potentially dilutive securities in the calculation of diluted loss per share was antidilutive.

     The number of option shares excluded from the calculation of potentially dilutive securities because either the exercise price exceeded the average market price or their inclusion in a calculation of net loss per share would have been antidilutive was 758,612 for the three months ended June 30, 1998. The effect of conversion of the Company's convertible preferred stock was also excluded from the calculation of net loss per diluted share because the resulting impact would also have been antidilutive for the three months ended June 30, 1998. At June 30, 1998, the Series A and Series B convertible preferred stock were convertible into 1,895,028 and 864,198 common shares, respectively.

(3)  Deferred Compensation

     During the three months ended June 30, 1999, the Company granted to employees options to purchase 81,000 shares of common stock. The Company recorded deferred compensation of approximately $153,000, representing the difference between the deemed value of the common stock

                    SHOWCASE CORPORATION AND SUBSIDIARIES
           Notes to Consolidated Financial Statements - (Continued)

     for accounting purposes and the option exercise price of such options on the date of grant. The Company accounts for these stock options in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and will recognize the deferred compensation cost over the five year vesting period of options granted.

(4) Initial Public Offering, Increase in Number of Shares of Common Stock Authorized and Conversion of Preferred Stock

     On June 29, 1999, the Company's registration statement for its initial public offering of 3,000,000 shares of common stock at $9.00 per share was declared effective by the Securities and Exchange Commission. The closing of the sale of such shares occurred on July 6, 1999 at which time the 3,000,000 common shares were issued and proceeds, net of the underwriting discount, of $25,110,000 were received.

     On July 6, 1999, the Company increased the number of shares of authorized common stock to 50,000,000. Also, on July 6, 1999, the outstanding shares of the Company's Series A and Series B convertible preferred stock were converted into 1,895,028 and 864,198 shares of common stock, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     All statements, trend analysis and other information contained in the following discussion relative to markets for our products and trends in revenues, gross margins and anticipated expense levels, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions constitute forward-looking statements. These forward-looking statements are subject to business and economic risks and uncertainties, including but not limited to those described in Exhibit 99.1 to this Quarterly Report on Form 10-Q (this "Report"), as well as those discussed in our Registration Statement on Form S-1 (File No. 333-77223) (the "Registration Statement"). Our actual results of operations may differ materially from those contained in the forward-looking statements. All forward-looking statements included in this Report are based on information available to us on the date of this Report, and we assume no obligation to update these forward-looking statements, or to update the reasons why actual results could differ from those projected in these forward-looking statements.

Overview

     We are the leading provider of fully integrated, end-to-end, business intelligence solutions for IBM AS/400 customers. Our ShowCase STRATEGY(R) product suite and related services are designed to enable organizations to rapidly implement business intelligence solutions that create increased value from their operational and customer data. The sophisticated data warehousing and management capabilities of our product suite provides our clients with highly scalable and tightly integrated solutions. Our products enable enterprise-wide distribution of information and allow end-user access and analysis through familiar applications and Internet browsers. We have eight years of experience delivering business intelligence solutions. Our ShowCase STRATEGY product suite, introduced in 1996, supports ad hoc information access, enterprise reporting and analytics.

     We were incorporated in 1988, and in 1991, introduced the first Windows-based query tool for the IBM AS/400, ShowCase VISTA. During the next four years, we continued to broaden our family of data access products, expand our comprehensive service and support programs, grow our telesales and indirect sales channels and invest in marketing and administrative functions. To support the introduction of the ShowCase STRATEGY product suite in 1996, we created a direct field sales force and increased our global distribution presence. Our revenues increased to $10.5 million for the three months ended June 30, 1999 from $7.3 million for the three months ended June 30, 1998. Although our revenues have increased significantly in recent periods, this growth may not continue. We intend to continue to invest significant resources in the development of our product suite, sales and marketing and general and administrative functions.

     Our revenues come from three principal sources: license fees, maintenance and support and professional service fees. We adopted the provisions of Statement of Position ("SOP") No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-4, Deferral of the Effective Date of Certain Provisions of SOP No. 97-2, effective April 1, 1998, and SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions, effective April 1, 1999. Under SOP No. 97-2, we recognize license revenue when the software product has been delivered, if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and product returns are reasonably estimable. License fee revenues that are contingent upon sale to an end user by distributors and other distribution partners are recognized upon receipt of a report of delivery to the end user. Maintenance and support fees committed as part of new product license sales and maintenance resulting from renewed maintenance contracts are deferred and recognized ratably over the contract period. Professional service revenue is recognized when services are performed.

     We sell our products through a direct sales force and through indirect distribution channels. Direct sales are made by our telesales organization and direct field sales force in North American and by wholly-owned subsidiaries in Germany, France, the United Kingdom and Belgium, including its branch office in the Netherlands. Our distribution partners include IBM, software application vendors, resellers and distributors located in the United States, Italy, Switzerland, Mexico, Japan, Australia, Singapore, Hong Kong, Thailand and South Korea. Sales through indirect channels accounted for approximately 17.8% and 21.1% of license fee revenues for the three months ended June 30, 1999 and 1998, respectively.

     Revenues from clients outside North America represented 31.3% and 46.5% of total revenue for the three months ended June 30, 1999 and 1998, respectively. A majority of these sales was derived from European sales. We intend to continue to expand our international operations and have committed, and will continue to commit, significant management time and financial resources to developing direct and indirect international sales channels.

Results of Operations For the Three Months Ended June 30, 1999 and 1998

     The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated.

                                            THREE MONTHS ENDED JUNE 30,
                                            ----------------------------
                                                1999           1998
                                            ------------   -------------
As a Percentage of Total Revenues:
Revenues:
 License fees............................           57.7%           57.9%
 Maintenance and support.................           30.5            29.6
 Professional service fees...............           11.7            12.5
                                            ------------   -------------
   Total revenues........................          100.0           100.0

Cost of revenues:
 License fees............................           10.2            11.2
 Maintenance and support.................            7.8             7.7
 Professional service fees...............            9.8             8.4
                                            ------------   -------------
   Total cost of revenues................           27.8            27.3
                                            ------------   -------------
Gross margin.............................           72.2            72.7

Operating expenses:
 Sales and marketing.....................           50.2            60.1
 Product development.....................           11.1            13.4
 General and administrative..............            9.0            10.1
                                            ------------   -------------
   Total operating expenses..............           70.2            83.6
                                            ------------   -------------
Operating income (loss)..................            1.9           (10.9)
Other income (expense), net..............            0.9             0.1
                                            ------------   -------------
Net income (loss) before income taxes....            2.9           (10.9)
Income taxes.............................            1.1             0.5
                                            ------------   -------------
Net income (loss)                                    1.8%          (11.4)%
                                            ============   =============

Revenues

     Total revenues. Total revenues increased to $10.5 million for the three months ended June 30, 1999 from $7.3 million for the three months ended June 30, 1998, representing an increase of 43.9%.

     License fees. License fee revenues increased to $6.1 million for the three months ended June 30, 1999 from $4.2 million for the three months ended June 30, 1998, representing an increase of 43.6%. License fee revenues as a percentage of total revenues were 57.7% and 57.9% for the three months ended June 30, 1999 and 1998, respectively. This increase in license fee revenues is largely attributable to an increase in the number of licenses sold by our expanded direct field sales force.

     Maintenance and support. Maintenance and support revenues increased to $3.2 million for the three months ended June 30, 1999 from $2.2 million for the three months ended June 30, 1998, representing and increase of 48.4%. Maintenance and support revenues as a percentage of total revenues were 30.5% and 29.6% for the three months ended June 30, 1999 and 1998, respectively. This increase in maintenance and support revenues was largely a result of the renewal of maintenance and support contracts, as well as new maintenance and support contracts associated with new product licenses.

     Professional service fees. Professional service fee revenues increased to $1.2 million for the three months ended June 30, 1999 from $0.9 million for the three months ended June 30, 1998, representing an increase of 35.2%. Professional service revenues as a percentage of total revenues were 11.7% and 12.5% for the three months ended June 30, 1999 and 1998, respectively. This increase in professional service revenues was largely a result of the services revenues associated with the sale of new product licenses.

Costs of Revenues

     Cost of license fees. Cost of license fees consists primarily of the costs of product manuals, media, packaging, shipping and royalties paid to third parties. Cost of license fees increased to $1.1 million for the three months ended June 30, 1999 from $0.8 million for the three months ended June 30, 1998, representing 17.6% and 19.3% of total license fees for such periods, respectively. The increase in cost of license fees in dollar amount was primarily attributable to the increase in the percentage of revenues from our Essbase/400 product, for which we pay royalties. Revenues from our Essbase/400 product represented 43.6% and 40.6% of our total license fee revenues for the three months ended June 30, 1999 and 1998, respectively. We anticipate that cost of license fees will increase in dollar amount in future periods as license fee revenues increase. Cost of license fees as a percentage of total license fees may increase if we enter into additional royalty arrangements or if sales of Essbase/400 or other products which carry a royalty obligation increase as a percentage of total license revenues.

     Cost of maintenance and support. Cost of maintenance and support revenues consists primarily of personnel costs associated with providing maintenance and support services, particularly with respect to Essbase/400. Cost of maintenance and support revenues increased to $0.8 million for the three months ended June 30, 1999 from $0.6 million for the three months ended June 30, 1998, representing 25.7% and 26.1% of total maintenance and support revenues for such periods, respectively. The increase in cost of maintenance and support revenues in dollar amount was primarily due to the hiring of additional personnel. We anticipate that cost of maintenance and support will increase in dollar amount in future periods as maintenance and support revenues increase.

     Cost of professional service fees. Cost of professional service fees consists primarily of the costs of providing training and consulting services. Cost of professional service fees increased to $1.0 million for the three months ended June 30, 1999 from $0.6 million for the three months ended June 30, 1998, representing 83.6% and 67.1% of professional service fees for such periods, respectively. This increase in cost of professional service fees was primarily due to the expansion of our professional services staff. We anticipate that cost of professional service fees will increase in dollar amount in future periods as professional service fee revenues increase.

Operating Expenses

     Sales and marketing. Sales and marketing expenses consist primarily of salaries, benefits, bonuses, commissions and travel and promotional expenses. Sales and marketing expenses increased to $5.3 million for the three months ended June 30, 1999 from $4.4 million for the three months ended June 30, 1998, representing 50.2% and 60.1% of total revenues for such periods, respectively. The increase in sales and marketing expenses in dollar amount reflected the hiring of additional sales and marketing personnel and expanded promotional activities. We anticipate that sales and marketing expenses will increase in dollar amount in future periods.

     Product development. Product development expenses consist primarily of development personnel compensation and related costs associated with the development of new products, the enhancement of existing products, quality assurance and testing. Product development expenses increased to $1.2 million for the three months ended June 30, 1999 from $1.0 million for the three months ended June 30, 1998, representing 11.1% and 13.4% of total revenues for such periods, respectively. This increase in dollar amount was due to expenses associated with the development of new products and the hiring of additional personnel. Product development expenses decreased as a percentage of total revenues primarily due to faster revenue growth. We anticipate that we will continue to devote substantial resources to product development efforts and that product development expenses will increase in dollar amount in future periods. To date, all product development costs have been expensed as incurred.

     General and administrative. General and administrative expenses consist primarily of salaries of executive, financial, human resources and information services personnel as well as outside professional fees. General and administrative expenses increased to $0.9 million for the three months ended June 30, 1999 from $0.7 million for the three months ended June 30, 1998, representing 9.0% and 10.1% of total revenues for such periods, respectively. This increase in dollar amount was primarily due to increased staffing and related expenses necessary to manage and support the expansion of operations. General and administrative expenses decreased as a percentage of total revenues primarily due to faster revenue growth. We anticipate that general and administrative expenses will increase in dollar amount in the future as a result of increased personnel and infrastructure costs necessary to support the expansion of operations as well as the increased expenses associated with being a public company.

Other Income

     Other income for the periods ended June 30, 1999 and 1998 consisted primarily of interest income and interest expenses. Other income increased to $98,000 for the three months ended June 30, 1999 from $6,000 for the three months ended June 30, 1998.

Provision (Benefit) for Income Taxes

     Income taxes increased to $115,000 for the three months ended June 30, 1999 from $40,000 for the three months ended June 30, 1998, primarily due to higher income from operations.

Liquidity and Capital Resources

     Historically, we have funded operations primarily through cash provided by operations, the sale of equity securities and bank borrowings. Operating activities used cash of $1.5 million for the three months ended June 30, 1999 and provided cash of $1.0 million for the three months ended June 30, 1998. This decrease in cash from operating activities was due primarily to a decrease in deferred revenue offset by improved results of operations.

     Investing activities used cash of $280,000 and $236,000 for the three months ended June 30, 1999 and 1998, respectively. The principal use of cash in investing activities was for capital expenditures related to the acquisition of computer equipment and furniture required to support the expansion of our operations.

     Financing activities used cash of $26,000 and $41,000 in the three months ended June 30, 1999 and 1998, respectively. For the three months ended June 30, 1999, cash used by financing activities consisted primarily of payments on capitalized lease obligations. For the three months ended June 30, 1998, cash used by financing activities consisted primarily of long-term debt repayment, payments under capitalized lease obligations and the receipt of proceeds from the exercise of stock options.

     Our sources of liquidity at June 30, 1999 consisted principally of cash and marketable securities of $7.3 million. We believe that cash generated from operations, existing cash and marketable securities, and proceeds, net of the underwriting discount, of $25.1 million received on July 6, 1999 from our initial public offering (the "IPO") will be sufficient to fund operations for at least the next twelve months.

Year 2000

     Many currently installed computer systems and software products store dates using two digits of the calendar year. These date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. This problem could result in system failures or miscalculations causing disruptions of business operations, including, among other things, a temporary inability to process transactions, send invoices or engage in other similar business activities. As a result, many companies' computer systems and software will need to be upgraded or replaced in order to comply with Year 2000 requirements. The potential global impact of the Year 2000 problem is not known. If Year 2000 problems are not corrected in a timely manner, they could affect us and the U.S. and world economies generally.

     Even though our current products are Year 2000 compliant, we may lose potential sales because companies may be diverting resources to assess and fix their internal systems that may not be Year 2000 compliant.

     We have formed a project team to address internal Year 2000 issues. Our internal financial, manufacturing and other computer systems are being reviewed to assess and remediate Year 2000 problems. Our assessment of internal systems includes our information technology, or IT, systems as well as other systems which include embedded technology in equipment containing microprocessors or other similar circuitry. Our Year 2000 compliance program includes the following phases:

     .    identifying systems that need to be modified or replaced;

     . carrying out remediation work to modify existing systems or convert to new systems; and

     . conducting validation testing of systems and applications to ensure compliance.

     The amount of remediation work required to address Year 2000 problems is not expected to be extensive. We have replaced certain of our operational systems and most of our personal computers in the last several years. We believe that new equipment and software, including new accounting software to be installed in 1999, substantially addresses Year 2000 issues. However, we will be required to modify some of our existing hardware and software in order for our computer systems to function properly in the year 2000 and thereafter. We estimate that we will complete our Year 2000 compliance program for all of our significant internal systems no later than September 30, 1999, at an estimated cost of $65,000, of which amount we estimate that we have spent approximately $25,000 to date. There can be no assurance that the estimates are correct or that actual costs will not be materially greater than anticipated.

     In addition, by September 30, 1999, we plan to survey our major suppliers and evaluate their plans to address potential Year 2000 issues. We will rely primarily on our suppliers' commitments to accomplish this task although we have no contractual commitments from these suppliers regarding Year 2000 issues. It is impossible to fully assess the potential consequences in the event interruptions from suppliers occur or in the event that there are disruptions in infrastructure areas as utilities, communications, transportation, banking or government. Although we have not surveyed our current clients regarding Year 2000 compliance, we are unaware of any reason why a Year 2000 problem experienced by these clients would have a significant adverse effect on our operating results.

     Based on assessments to date, we believe we will not experience any material disruptions as a result of Year 2000 problems in internal processes, information processing, interfaces with major clients or with processing orders and billing. However, if suppliers or other third-party providers, such as those providing electricity, water or telephone services, experience difficulties in providing products or services to us because of their Year 2000 problems, we believe that the most reasonably likely worst case scenario would be that our ability to timely ship our products to our clients would be disrupted. This could result in the loss of current or potential clients which could seriously harm our business and operating results. In addition, if our IT systems are not Year 2000 compliant, we would have to devote significant resources to correct such problems, and we may be unable to process client orders, which could lead to shipment delays. We have not yet developed a contingency plan to address these potential issues, but we will assess the need to develop such a plan based on the outcome of our Year 2000 review. Assuming no major disruption in service from suppliers or other third-parties, we believe that we will be able to manage our total Year 2000 transition without any substantial harm to our business and operating results.

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. SFAS No. 133 will be effective for us in April 2001. We are currently reviewing the potential impact of this accounting standard.

Item 3.  Quantitative and Qualitative Disclosure About Market Risks

     There have been no material changes in our market risk during the three months ended June 30, 1999 from that set forth on page 25 of the Registration Statement under the heading "Quantitative and Qualitative Disclosure About Market Risks."


                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     We are not a party to any material legal proceedings.


Item 2.  Changes in Securities and Use of Proceeds

     We issued and sold during the three months ended June 30, 1999 an aggregate of 24,520 shares of our common stock to employees upon exercise of outstanding stock options. The net aggregate consideration received for such shares was approximately $8,000. The sale and issuance of these securities was deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering, where the purchasers represented their intention to acquire securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof, and received or had access to adequate information about us, or Rule 701 promulgated thereunder in that they were offered and sold either pursuant to written compensatory benefit plans or pursuant to a written contract relating to employment.

     Our registration statement, filed on Form S-1 under the Securities Act (File No. 333-77223), for the IPO became effective June 29, 1999. The closing of the sale of shares pursuant to the IPO occurred on July 6, 1999, at which time we issued 3,000,000 shares of our common stock for an aggregate offering price of $27.0 million. The managing underwriters for the IPO were Merrill Lynch, Pierce, Fenner & Smith, U.S. Bancorp Piper Jaffray, Dain Rauscher Wessels and FAC/Equities. Concurrent with the IPO, our outstanding shares of convertible preferred stock were automatically converted into shares of common stock.

     We received net proceeds from the IPO of approximately $24.4 million after deducting total estimated expenses of approximately $2.6 million, which included the underwriting discount of approximately $1.9 million and other estimated offering expenses of approximately $700,000. We expect to use the net offering proceeds for general corporate purposes, including the expansion of our direct sales force, product development and working capital. A portion of the proceeds may also be used to acquire businesses, products or technologies that are complementary to ours. There are no current agreements with respect to any material acquisitions.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     On April 21, 1999, we submitted the following matters to our shareholders at a special meeting:

     1. The shareholders approved and adopted an amendment to our Articles of Incorporation filed prior to the IPO to lower the minimum price per share requirement for mandatory conversion of our Series A convertible preferred stock, with the following vote:

               FOR:  7,033,614          AGAINST:  7,500      ABSTENTIONS:  1,200

     2. The shareholders approved and adopted an amendment to our Articles of Incorporation filed prior to the IPO to lower the minimum price per share requirement for mandatory conversion of our Series B convertible preferred stock, with the following vote:

               FOR:  7,032,954          AGAINST:  7,500      ABSTENTIONS:  1,860

     3. The shareholders approved and adopted an amendment and restatement of our Articles of Incorporation filed following the closing of the IPO, which, among other things, increased the number of authorized shares of our capital stock, with the following vote:

               FOR:  7,025,514          AGAINST: 14,940      ABSTENTIONS:  1,860

     4. The shareholders approved an amendment and restatement of our Bylaws, which, among other things, created a staggered board of directors, with the following vote:

               FOR:  7,024,104          AGAINST:  14,940     ABSTENTIONS: 3,270

     5. The shareholders approved our 1999 Stock Incentive Plan, with the following vote:

               FOR:  7,039,614          AGAINST:  0          ABSTENTIONS: 2,700

     6. The shareholders approved our 1999 Employee Stock Purchase Plan, with the following vote:

               FOR:  7,032,614          AGAINST:  7,500      ABSTENTIONS: 2,200

     7. The shareholders approved the classification of our directors, with the following vote:

               FOR:  7,024,104          AGAINST:  7,500      ABSTENTIONS: 10,710

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          27.1 -- Financial Data Schedule
          99.1 -- Factors That May Affect Future Operating Results

     (b)  Reports on Form 8-K:

          The Company did not file any Current Report on Form 8-K during the quarter ended June 30, 1999.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SHOWCASE CORPORATION


Date:  August 13, 1999                   By:  /s/ Craig W. Allen
                                              ----------------------------------
                                              Craig W. Allen
                                              Chief Financial Officer
                                              (Duly authorized officer and
                                              principal financial and accounting
                                              officer)

                                 EXHIBIT INDEX
                                 -------------

                                                                            Page
                                                                            ----

27.1 Financial Data Schedule
99.1 Factors That May Affect Future Operating Results