Form 10-Q
period 1999-09-30
SHOWCASE CORP /MN
filed 1999-11-12
CIK 1060311

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
         __________________ to __________________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                10,345,505 Common Shares as of November 9, 1999.

                                Table of Contents

                      SHOWCASE CORPORATION AND SUBSIDIARIES

                               Report on Form 10-Q
                                for period ended
                               September 30, 1999

                                                                            Page
                                                                            ----


PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

           Consolidated Statements of Operations for the three and six months ended September 30, 1999 and 1998 ........................  2

           Consolidated Balance Sheets as of September 30, 1999 and
           March 31, 1999 ..................................................  3

           Consolidated Statements of Cash Flows for the six months ended
           September 30, 1999 and 1998 .....................................  4

           Notes to Consolidated Financial Statements ......................  5

   Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations ...........................................  7

   Item 3. Quantitative and Qualitative Disclosure About Market Risks ...... 13

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings ............................................... 13

   Item 2. Changes in Securities and Use of Proceeds ....................... 13

   Item 3. Defaults upon Senior Securities ................................. 14

   Item 4. Submission of Matters to a Vote of Security Holders ............. 14

   Item 5. Other Information ............................................... 14

   Item 6. Exhibits and Reports on Form 8-K ................................ 14

                      SHOWCASE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                               Three Months Ended      Six Months Ended
                                                 September 30,           September 30,
                                              --------------------    --------------------
                                                1999        1998        1999        1998
                                              --------    --------    --------    --------
Revenues:
         License fees .....................   $  4,027    $  5,019    $ 10,092    $  9,243
         Maintenance and support ..........      3,301       2,365       6,507       4,526
         Professional service fees ........      1,178       1,037       2,412       1,950
                                              --------    --------    --------    --------
              Total revenues ..............      8,506       8,421      19,011      15,719
                                              --------    --------    --------    --------

Cost of revenues:
         License fees .....................        766       1,000       1,835       1,818
         Maintenance and support ..........        753         605       1,577       1,169
         Professional service fees ........      1,112         577       2,144       1,189
                                              --------    --------    --------    --------
              Total cost of revenues ......      2,631       2,182       5,556       4,176
                                              --------    --------    --------    --------
Gross margin ..............................      5,875       6,239      13,455      11,543
                                              --------    --------    --------    --------

Operating expenses:
         Sales and marketing ..............      5,234       4,378      10,508       8,765
         Product development ..............      1,247       1,219       2,410       2,199
         General and administrative .......      1,136         748       2,077       1,484
                                              --------    --------    --------    --------
              Total operating expenses ....      7,617       6,345      14,995      12,448
                                              --------    --------    --------    --------
Operating income (loss) ...................     (1,742)       (106)     (1,540)       (905)
                                              --------    --------    --------    --------

Other income (expense), net:
         Interest expenses ................         (4)        (49)        (10)       (102)
         Interest income ..................        366          74         470         133
         Other income (expense), net ......       --          --             1        --
                                              --------    --------    --------    --------
              Total other income (expense),
                net .......................        362          25         461          31
                                              --------    --------    --------    --------
Net income (loss) before income
     taxes ................................     (1,380)        (81)     (1,079)       (874)
Income taxes ..............................        185          45         300          85
                                              --------    --------    --------    --------
Net income (loss) .........................   $ (1,565)   $   (126)   $ (1,379)   $   (959)
                                              --------    --------    --------    --------

Other comprehensive income (loss):
Foreign currency translation
   adjustment .............................         (6)        (19)         28          (3)
Unrealized holding gain (loss)
   on securities ..........................         40        --            72        (123)
                                              --------    --------    --------    --------
Comprehensive income (loss) ...............   $ (1,531)   $   (145)   $ (1,279)   $ (1,085)
                                              ========    ========    ========    ========

Net income (loss) per share:
         Basic ............................   $  (0.15)   $  (0.03)   $  (0.19)   $  (0.22)
                                              ========    ========    ========    ========
         Diluted ..........................   $  (0.15)   $  (0.03)   $  (0.19)   $  (0.22)
                                              ========    ========    ========    ========
Weighted average shares outstanding
   used in computing basic net
   income (loss) per share ................     10,139       4,409       7,341       4,301
Weighted average shares outstanding
   used in computing diluted net
   income (loss) per share ................     10,139       4,409       7,341       4,301


           See accompanying notes to consolidated financial statements

                      SHOWCASE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
              (in thousands, except share and per share amounts)

                                                                          September 30,     March 31,
                                                                               1999           1999
                                                                          -------------     --------
Assets
Current Assets:
         Cash .........................................................      $  5,138       $  8,900
         Marketable securities ........................................        25,640            139
         Accounts receivable, net .....................................         6,910          7,070
         Prepaid expenses and other current assets ....................         1,177          1,059
Income taxes receivable ...............................................           238           --
         Deferred income taxes ........................................           220            550
                                                                             --------       --------
                 Total current assets .................................        39,323         17,718
                                                                             --------       --------
Property and equipment, net ...........................................         2,141          2,092
Goodwill, net of accumulated amortization .............................            86            116
                                                                             --------       --------
                 Total assets .........................................      $ 41,550       $ 19,926
                                                                             ========       ========
Liabilities and Stockholders' Equity
Current Liabilities:
         Accounts payable .............................................      $  1,024       $  1,373
         Accrued liabilities ..........................................         4,393          4,121
         Current portion of long-term debt ............................             5              5
         Current portion of obligations under capital leases ..........           114            127
         Income taxes payable .........................................          --              295
         Deferred revenue .............................................        10,493         11,646
                                                                             --------       --------
                 Total current liabilities ............................        16,029         17,567
                                                                             --------       --------

Long-term debt, less current portion ..................................          --                2
Capital lease obligations, less current portion .......................            25             85
                                                                             --------       --------
                 Total liabilities ....................................        16,054         17,654
                                                                             --------       --------

Stockholders' equity:
         Series A convertible preferred stock; $.01 par value;
           473,757 shares authorized, issued, and outstanding,
           total liquidation preference of $2,400 .....................          --                5
         Series B convertible preferred stock; $.01 par value;
           1,777,500 shares authorized, 875,000 issued and outstanding,
           total liquidation preference of $3,500 .....................          --                9
         Common stock, $.01 par value, 50,000,000 and 10,000,000 shares authorized, 10,332,345 and 4,502,867 shares issued
           and outstanding ............................................           103             45
         Additional paid-in capital ...................................        31,073          6,452
         Accumulated other comprehensive income:
                  Cumulative translation adjustment ...................            75             47
                  Unrealized holding gain (loss) on securities ........          (109)          (181)
         Deferred compensation ........................................          (484)          (322)
         Accumulated deficit ..........................................        (5,162)        (3,783)
                                                                             --------       --------
                 Total stockholders' equity ...........................        25,496          2,272
                                                                             --------       --------
                 Total liabilities and stockholders' equity ...........      $ 41,550       $ 19,926
                                                                             ========       ========

           See accompanying notes to consolidated financial statements

                     SHOWCASE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                        Six Months Ended
                                                                          September 30,
                                                                      --------------------
                                                                        1999        1998
                                                                      --------    --------
Cash flows from operating activities:
    Net loss ......................................................   $ (1,379)   $   (959)
    Adjustments to reconcile net loss
      to cash provided by (used in) operating activities:
        Depreciation and amortization .............................        375         415
        Provision for returns and doubtful accounts, net of returns
          and writeoffs ...........................................        (90)         45
        Deferred income taxes .....................................        330        --
        Deferred compensation amortization and expense related to
          cashless exercise of warrants ...........................        129        --
        Loss on the disposal of property and equipment ............          3        --
        Changes in operating assets and liabilities, net of effect of foreign exchange rate changes:
            Accounts receivable ...................................        250        (241)
            Prepaid expenses ......................................       (118)        (36)
            Income taxes receivable ...............................       (238)        (90)
            Accounts payable ......................................       (349)       (391)
            Accrued liabilities ...................................        271         865
            Deferred revenue ......................................     (1,153)      1,182
            Income taxes payable ..................................       (294)         85
                                                                      --------    --------
                Net cash provided by (used in) operating activities     (2,263)        875
                                                                      --------    --------

Cash flows from investing activities:
    Purchase of property and equipment ............................       (370)       (175)
    Purchase of marketable securities .............................    (63,621)       --
    Sale and maturity of marketable securities ....................     38,192        --
    Proceeds from affiliates ......................................       --            12
                                                                      --------    --------
                Net cash used in investing activities .............    (25,799)       (163)
                                                                      --------    --------

Cash flows from financing activities:
    Proceeds from exercise of stock options .......................         26          96
    Proceeds from initial public offering, net of expenses ........     24,350        --
    Payments on long-term debt ....................................       --          (188)
    Payments of capitalized lease obligations .....................        (76)        (80)
                                                                      --------    --------
                Net cash provided by (used in) financing activities     24,300        (172)
                                                                      --------    --------
Net increase (decrease) in cash ...................................     (3,762)        540
Cash, beginning of period .........................................      8,900       5,404
                                                                      --------    --------
Cash, end of period ...............................................   $  5,138    $  5,944
                                                                      ========    ========
Supplemental disclosure of cash flow information:
    Cash paid during the six months for interest ..................   $     10    $    102
                                                                      ========    ========
    Cash paid during the six months for income taxes ..............   $    642    $     93
                                                                      ========    ========

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

(2)      Net Income (Loss) per Share

         Basic income (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share represents net income (loss) divided by the sum of the weighted average number of common shares outstanding plus shares derived from other potentially dilutive securities. For the Company, potentially dilutive securities include "in-the-money" fixed stock options and warrants and the amount of weighted average common shares which would be added by the conversion of outstanding convertible preferred stock. The number of shares added for stock options and warrants is determined by the treasury stock method, which assumes exercise of these options and warrants and the use of any proceeds from such exercise to repurchase a portion of these shares at the average market price for the period. When the results of operations are a loss, other potentially dilutive securities are not included in the calculation of loss per share.

         For the three and six month periods ended September 30, 1999 and 1998, basic loss per share is the same as diluted loss per share because the effect of the inclusion of other potentially dilutive securities in the calculation of diluted loss per share was antidilutive.

         The number of option shares excluded from the calculation of potentially dilutive securities either because the exercise price exceeded the average market price or because their inclusion in a calculation of net loss per share would have been antidilutive was 1,148,689 and 648,896 for the three months ended September 30, 1999 and 1998, respectively, and 1,125,701 and 700,498 for the six months ended September 30, 1999 and 1998, respectively. The effect of conversion of the Company's convertible preferred stock was also excluded from the calculation of net loss per diluted share because the resulting impact would also have been antidilutive for the three and six months ended September 30, 1998.

                      SHOWCASE CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (Continued)

(3)      Deferred Compensation

         During the three months ended June 30, 1999, the Company granted to employees options to purchase 81,000 shares of common stock. The Company recorded deferred compensation of approximately $153,000, representing the difference between the deemed value of the common stock for accounting purposes and the option exercise price of such options on the date of grant. The Company accounts for these stock options in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and will recognize the deferred compensation cost over the five year vesting period of options granted. No stock options were granted during the three months ended September 30, 1999 for which the exercise price was less than the deemed value of the common stock for accounting purposes on the date of grant.

(4)      Cashless Exercise of Warrants

         During the three months ended September 30, 1999, a warrant holder exercised a warrant to purchase shares of the Company's common stock pursuant to a cashless exercise provision. The Company recognized an expense of approximately $79,000 and issued an aggregate of 8,182 shares of its common stock during the three months ended September 30, 1999 as a result of this exercise.

(5)      Initial Public Offering and Conversion of Preferred Stock

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         All statements, trend analysis and other information contained in the following discussion relative to markets for our products and trends in revenues, gross margins and anticipated expense levels, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to business and economic risks and uncertainties, including but not limited to those described in Exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as well as those discussed in our Registration Statement on Form S-1 (File No. 333-77223) (the "Registration Statement"). Our actual results of operations may differ materially from those contained in the forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update these forward-looking statements, or to update the reasons why actual results could differ from those projected in these forward-looking statements.

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

         We were incorporated in 1988, and in 1991, introduced the first Windows-based query tool for the IBM AS/400, ShowCase VISTA. During the next four years, we continued to broaden our family of data access products, expand our comprehensive service and support programs, grow our telesales and indirect sales channels and invest in marketing and administrative functions. To support the introduction of the ShowCase STRATEGY product suite in 1996, we created a direct field sales force and increased our global distribution presence. Our revenues increased to $8.5 and $19.0 million for the three and six months ended September 30, 1999, respectively, from $8.4 and $15.7 million for the three and six months ended September 30, 1998, respectively. Although our revenues have increased significantly in recent periods, this growth may not continue. We intend to continue to invest significant resources in the development of our product suite, sales and marketing and general and administrative functions.

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

         We sell our products through a direct sales force and through indirect distribution channels. Direct sales are made by our telesales organization and direct field sales force in North American and by wholly-owned subsidiaries in Germany, France, the United Kingdom and Belgium, including its branch office in the Netherlands. Our distribution partners include IBM, software application vendors, resellers and distributors located in the United States, Italy, Switzerland, Mexico, Japan, Australia, Singapore, Hong Kong, Thailand and South Korea. Sales through indirect channels accounts for 22.2% and 31.1% of license fee revenues for the three months ended September 30, 1999 and 1998, respectively, and 19.6% and 26.5% for the six months ended September 30, 1999 and 1998, respectively.

         Revenues from clients outside North America represented 45.9% and 35.7% of total revenue for the three months ended September 30, 1999 and 1998, respectively, and 37.8% and 40.7% for the six months ended September 30, 1999 and 1998, respectively. A majority of these sales was derived from European sales. We intend to continue to expand our international operations and have committed, and will continue to commit, significant management time and financial resources to developing direct and indirect international sales channels.

Results of Operations

         The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated.

                                      Three Months Ended    Six Months Ended
                                         September 30,        September 30
                                        ---------------     ---------------
                                         1999      1998      1999      1998
                                        -----     -----     -----     -----
As a Percentage of Total Revenues:
Revenues:
    License fees ....................    47.3%     59.6%     53.1%     58.8%
    Maintenance and support .........    38.8      28.1      34.2      28.8
    Professional service fees .......    13.8      12.3      12.7      12.4
                                        -----     -----     -----     -----
        Total revenues ..............   100.0     100.0     100.0     100.0

Cost of revenues:
    License fees ....................     9.0      11.9       9.7      11.6
    Maintenance and support .........     8.9       7.2       8.3       7.4
    Professional service fees .......    13.1       6.9      11.3       7.6
                                        -----     -----     -----     -----
        Total cost of revenues ......    30.9      25.9      29.2      26.6
                                        -----     -----     -----     -----
Gross margin ........................    69.1      74.1      70.8      73.4

Operating expenses:
    Sales and marketing .............    61.5      52.0      55.3      55.8
    Product development .............    14.7      14.5      12.7      14.0
    General and administrative ......    13.4       8.9      10.9       9.4
                                        -----     -----     -----     -----
        Total operating expenses ....    89.5      75.3      78.9      79.2
                                        -----     -----     -----     -----
Operating income (loss) .............   (20.5)     (1.3)     (8.1)     (5.8)
Other income (expense), net .........     4.3       0.3       2.4       0.2
                                        -----     -----     -----     -----
Net income (loss) before income taxes   (16.2)     (1.0)     (5.7)     (5.6)
Income taxes ........................     2.2       0.5       1.6       0.5
                                        -----     -----     -----     -----
Net income (loss) ...................   (18.4)%    (1.5)%    (7.3)%    (6.1)%
                                        =====     =====     =====     =====

Revenues

         Total revenues. Total revenues increased to $8.5 million for the three months ended September 30, 1999 from $8.4 million for the three months ended September 30, 1998, representing an increase of 1.0%. For the six months ended September 30, 1999, total revenues increased to $19.0 million from $15.7 million for the six months ended September 30, 1998, an increase of 20.9%.

         License fees. License fee revenues decreased to $4.0 million for the three months ended September 30, 1999 from $5.0 million for the three months ended September 30, 1998, representing a decrease of 19.8%. This decrease was primarily attributable to lower license fee revenues from Asia, low volume from our IBM distribution channel and the deferral of purchase decisions by potential clients because of year 2000 concerns. For the six months ended September 30, 1999, license fee revenues increased to $10.1 million from $9.2 million for the six months ended September 30, 1998, an increase of 9.2%. This increase in license fee revenues was largely attributable to an increase in the number of licenses sold by our expanded direct field sales force during the three months ended June 30, 1999. License fee revenues as a percentage of total revenues were 47.3% and 59.6% for the three months ended September 30, 1999 and 1998, respectively, and 53.1% and 58.8% for the six months ended September 30, 1999 and 1998, respectively. Licensing fees for our Essbase/400 product represented 38.6% and 37.0% of our total license fee revenues for the three months ended September 30, 1999 and 1998, respectively, and 41.6% and 38.7% for the six months ended September 30, 1999 and 1998, respectively.

         Maintenance and support. Maintenance and support revenues increased to $3.3 million for the three months ended September 30, 1999 from $2.4 million for the three months ended September 30, 1998, representing an increase of 39.6%. For the six months ended September 30, 1999, maintenance and support revenues increased to $6.5 million from $4.5 million for the six months ended September 30, 1998, an increase of 43.8%. Maintenance and support revenues as a percentage of total revenues were 38.8% and 28.1% for the three months ended September 30, 1999 and 1998, respectively, and 34.2% and 28.8% for the six months ended September 30, 1999 and 1998, respectively. These increases in maintenance and support revenues were largely a result of the renewal of maintenance and support contracts, as well as new maintenance and support contracts associated with new product licenses.

         Professional service fees. Professional service fee revenues increased to $1.2 million for the three months ended September 30, 1999 from $1.0 million for the three months ended September 30, 1998, representing an increase of 13.6%. For the six months ended September 30, 1999, professional service fee revenues increased to $2.4 million from $2.0 million for the six months ended September 30, 1998, an increase of 23.7%. Professional service revenues as a percentage of total revenues were 13.8% and 12.3% for the three months ended September 30, 1999 and 1998, respectively, and 12.7% and 12.4% for the six months ended September 30, 1999. These increases in professional service revenues were largely a result of revenues associated with the sale of new product licenses.

Costs of Revenues

         Cost of license fees. Cost of license fees consists primarily of the costs of product manuals, media, packaging, shipping and royalties paid to third parties. Cost of license fees decreased to $0.8 million for the three months ended September 30, 1999 from $1.0 million for the three months ended September 30, 1998, representing 19.0% and 19.9% of license fee revenues for these periods, respectively. This decrease in cost of license fees in dollar amount was primarily attributable to lower license fee revenues. Cost of license fees was $1.8 million for each of the six months ended September 30, 1999 and 1998, representing 18.2% and

19.7% of license fee revenues for these periods, respectively. We anticipate that cost of license fees will increase in dollar amount in future periods as license fee revenues increase. Cost of license fees as a percentage of total license fees may increase if we enter into additional royalty arrangements or if sales of Essbase/400 or other products which carry a royalty obligation increase as a percentage of license fee revenues.

         Cost of maintenance and support. Cost of maintenance and support consists primarily of personnel costs associated with providing maintenance and support services and payments to third parties to provide maintenance and support, particularly with respect to Essbase/400. Cost of maintenance and support increased to $0.8 million for the three months ended September 30, 1999 from $0.6 million for the three months ended September 30, 1998, representing 22.8% and 25.6% of maintenance and support revenues for these periods, respectively. Cost of maintenance and support increased to $1.6 million for the six months ended September 30, 1999 from $1.2 million for the six months ended September 30, 1998, representing 24.2% and 25.8% of maintenance and support revenues for these periods, respectively. These increases in the cost of maintenance and support in dollar amount were primarily due to the hiring of additional personnel. We anticipate that cost of maintenance and support will increase in dollar amount in future periods as maintenance and support revenues increase.

         Cost of professional service fees. Cost of professional service fees consists primarily of the costs of providing training and consulting services. Cost of professional service fees increased to $1.1 million for the three months ended September 30, 1999 from $0.6 million for the three months ended September 30, 1998, representing 94.3% and 55.6% of professional service fee revenues for these periods, respectively. Cost of professional service fees increased to $2.1 million for the six months ended September 30, 1999 from $1.2 million for the six months ended September 30, 1998, representing 88.9% and 61.0% of professional service fee revenues for these periods, respectively. These increases in cost of professional service fees were primarily due to the expansion of our professional services staff. Cost of professional service fees as a percentage of professional service fee revenues increased as a result of reduced utilization of our staff due to year 2000 concerns of potential clients. We anticipate that cost of professional service fees will increase in dollar amount in future periods as professional service fee revenues increase.

Operating Expenses

         Sales and marketing. Sales and marketing expenses consist primarily of salaries, benefits, bonuses, commissions and travel and promotional expenses. Sales and marketing expenses increased to $5.2 million for the three months ended September 30, 1999 from $4.4 million for the three months ended September 30, 1998, representing 61.5% and 52.0% of total revenues for these periods, respectively. Sales and marketing expenses increased as a percentage of total revenues primarily due to slower revenue growth during the three months ended September 30, 1999. Sales and marketing expenses increased to $10.5 million for the six months ended September 30, 1999 from $8.8 million for the six months ended September 30, 1998, representing 55.3% and 55.8% of total revenues for these periods, respectively. These increases in sales and marketing expenses in dollar amount reflect the hiring of additional sales and marketing personnel and expanded promotional activities. We anticipate that sales and marketing expenses will increase in dollar amount in future periods.

         Product development. Product development expenses consist primarily of development personnel compensation and related costs associated with the development of new products, the enhancement of existing products, quality assurance and testing. Product development expenses were $1.2 million for each of the three months ended September 30, 1999 and 1998, representing 14.7% and 14.5% of total revenues for these periods, respectively. Product development expenses increased to $2.4 million for the six months ended September 30, 1999 from $2.2 million for the six months ended September 30, 1999, representing 12.7% and 14.0% of total revenues for these periods, respectively. These increases in dollar amount were due to expenses associated with the development of new products and the hiring of additional personnel. Product development expenses decreased as a percentage of total revenues for the six months ended September 30, 1999 primarily due to faster revenue growth during the three months ended June 30, 1999. We anticipate that we will continue to devote substantial resources to product development efforts and that product development expenses will increase in dollar amount in future periods. To date, all product development costs have been expensed as incurred.

         General and administrative. General and administrative expenses consist primarily of salaries of executive, financial, human resources and information services personnel as well as outside professional fees. General and administrative expenses increased to $1.1 million for the three months ended September 30, 1999 from $0.7 million for the three months ended September 30, 1998, representing 13.4% and 8.9% of total revenues for these periods, respectively. General and administrative expenses increased to $2.1 million for the six months ended September 30, 1999 from $1.5 million for the six months ended September 30, 1998, representing 10.9% and 9.4% of total revenues for these periods, respectively. These increases in dollar amount were primarily due to increased staffing and related expenses necessary to manage and support the expansion of operations. General and administrative expenses increased as a percentage of total revenues primarily due to slower revenue growth during the three months ended September 30, 1999. We anticipate that general and administrative expenses will increase in dollar amount in the future as a result of increased personnel and infrastructure costs necessary to support the expansion of operations.

Other Income

         Other income for the periods ended September 30, 1999 and 1998 consisted primarily of interest income and interest expense. Other income increased to $0.4 million for the three months ended September 30, 1999 from $25,000 for the three months ended September 30, 1998. Other income increased to $0.5 million for the six months ended September 30, 1999 from $0.1 for the six months ended September 30, 1998. These increases were primarily due to interest on the investment of the proceeds of our initial public offering of common stock which closed on July 6, 1999.

Provision for Income Taxes

         Income taxes increased to $0.2 million for the three months ended September 30, 1999 from $45,000 for the three months ended September 30, 1998. For the six months ended September 30, 1999, income taxes increased to $0.3 million from $85,000 for the six months ended September 30, 1999. These increases were primarily due to a reduction in the deferred tax asset as a result of the larger loss from operations.

Liquidity and Capital Resources

         Historically, we have funded operations primarily through cash provided by operations, the sale of equity securities and bank borrowings. Operating activities used cash of $2.3 million for the six months ended September 30, 1999 and provided cash of $0.9 million for the six months ended September 30, 1998. This decrease in cash from operating activities was due primarily to decreased deferred revenue and a net loss of $1.4 million partially offset by a decrease in accounts receivable.

         Investing activities used cash of $25.8 million and $0.2 million for the six months ended

September 30, 1999 and 1998, respectively. The principal use of cash in investing activities for the six months ended September 30, 1999 was the investment of the proceeds from our initial public offering and capital expenditures related to the acquisition of computer equipment and furniture required to support the expansion of our operations. The principal use of cash in investing activities for the six months ended September 30, 1998 was capital expenditures related to the acquisition of computer equipment and furniture required to support the expansion of our operations.

         Financing activities provided cash of $24.3 million and used cash of $0.2 million in the six months ended September 30, 1999 and 1998, respectively. For the six months ended September 30, 1999, cash provided by financing activities consisted primarily of proceeds from our initial public offering. For the six months ended September 30, 1998, cash used by financing activities consisted primarily of long-term debt repayment, payments under capitalized lease obligations and the receipt of proceeds from the exercise of stock options.

         Our sources of liquidity at September 30, 1999 consisted principally of cash and marketable securities of $30.8 million. We believe that cash generated from operations, existing cash and marketable securities will be sufficient to fund operations for at least the next twelve months.

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

         Even though our current products are Year 2000 compliant, we have lost, and may, in the future, lose potential sales because companies are diverting resources to assess and fix their internal systems that may not be Year 2000 compliant.

         We have surveyed and assessed our infrastructure that supports our information technology and communication systems. All critical computer hardware, databases, operating systems, network equipment and communication equipment have been assessed and identified as Year 2000 compliant. Personal computers and workstations have been inventoried and evaluated and all non-Year 2000 compliant hardware and software has been or is being replaced. Our Year 2000 compliance program for all of our significant internal systems will be completed at a cost of approximately $65,000.

         We surveyed our key suppliers to assess the potential impact on our operations if these suppliers are not successful in converting their systems in a timely manner. Responses received to date indicate that our suppliers are aware of the Year 2000 issues and are implementing necessary changes. Suppliers that have not responded to our surveys are being evaluated in greater detail, and contingency plans are being developed as appropriate. It is impossible to fully assess the potential consequences in the event interruptions from suppliers occur or in the event that there are disruptions in infrastructure areas as utilities, communications, transportation, banking or government.

         Based on our Year 2000 compliance program, we believe we will not experience any material disruptions as a result of Year 2000 problems in internal processes, information processing, interfaces with major clients or with processing orders and billing. However, if suppliers or other third-party providers, such as those providing electricity, water or telephone services, experience difficulties in providing products or services to us because of their Year 2000 problems, we believe that the most reasonably likely worst case scenario would be that our ability to timely ship our products to our clients would be disrupted. This could result in the loss of current or potential clients which could seriously harm our business and results of operations. Assuming no major disruption in service from suppliers or other third-parties, we believe that we will be able to manage our total Year 2000 transition without any substantial harm to our business and operating results.

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


Item 3. Quantitative and Qualitative Disclosure About Market Risks

         There have been no material changes in our market risk during the three and six months ended September 30, 1999 from that set forth on page 25 of the Registration Statement under the heading "Quantitative and Qualitative Disclosure About Market Risks."


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         We are not a party to any material legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds

         We issued and sold during the quarter ended September 30, 1999 an aggregate of 8,182 shares of our common stock to Comdisco, Inc. upon exercise of an outstanding warrant. The warrant was exercised pursuant to a cashless exercise provision and, as such, we received no proceeds from the exercise of the warrant. The issuance of our common stock upon exercise of the warrant was deemed to be exempt from registration under the Securities Act in reliance on
Section 4(2) of the Securities Act.

         Our registration statement, filed on Form S-1 under the Securities Act (File No. 333-77223), for our initial public offering became effective June 29, 1999. The closing of the sale of shares pursuant to the offering occurred on July 6, 1999, at which time we issued 3,000,000 shares of our common stock for an aggregate offering price of $27.0 million. Upon the closing of the offering, all outstanding shares of our Series A and Series B convertible preferred stock were automatically converted into 2,759,226 shares of our common stock. Following the closing, we filed Amended and Restated Articles of Incorporation with the Secretary of State of the State of Minnesota which eliminated the previously authorized convertible preferred stock and increased the authorized number of shares of capital stock to 50,000,000.

         We received net proceeds from the initial public offering of approximately $24.4 million. These proceeds are currently invested in marketable securities pending the use of such proceeds.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  27.1 -- Financial Data Schedule

         (b)      Reports on Form 8-K:

                  The Company did not file any Current Report on Form 8-K during the quarter ended September 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            SHOWCASE CORPORATION


Date: November 10, 1999                     By: /s/ Craig W. Allen
                                                --------------------------------
                                            Craig W. Allen
                                            Chief Financial Officer
                                            (Duly authorized officer and
                                            principal financial and accounting
                                            officer)

                                  EXHIBIT INDEX

                                                                            Page
                                                                            ----

27.1     Financial Data Schedule