Form 10-Q
period 1999-12-31
SHOWCASE CORP /MN
filed 2000-02-11
CIK 1060311

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________________ to _________________________

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

                                 (507) 288-5922
              (Registrants's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. YES  X      NO
             ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                10,464,593 Common Shares as of January 31, 2000.

                                Table of Contents

                      SHOWCASE CORPORATION AND SUBSIDIARIES

                               Report on Form 10-Q
                                for period ended
                                December 31, 1999

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Statements of Operations for the three and
                   nine months ended December 31, 1999 and 1998 .............  2

                  Consolidated Balance Sheets as of December 31, 1999
                   and March 31, 1999 .......................................  3

                  Consolidated Statements of Cash Flows for the nine
                   months ended December 31, 1999 and 1998 ..................  4

                  Notes to Consolidated Financial Statements ................  5

         Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations ......................  7

         Item 3.  Quantitative and Qualitative Disclosure About
                   Market Risks ............................................. 12

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings ......................................... 12

         Item 2.  Changes in Securities and Use of Proceeds ................. 13

         Item 3.  Defaults upon Senior Securities ........................... 13

         Item 4.  Submission of Matters to a Vote of Security Holders ....... 13

         Item 5.  Other Information ......................................... 13

         Item 6.  Exhibits and Reports on Form 8-K .......................... 13

                      SHOWCASE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)


                                                   Three Months Ended        Nine Months Ended
                                                     December 31,              December 31,
                                                  -------------------      --------------------
                                                   1999        1998         1999          1998
                                                  -------     ------       ------        ------
Revenues:
  License fees .................................  $ 4,990    $ 5,834       $15,082       $15,077
  Maintenance and support ......................    3,456      2,776         9,963         7,302
  Professional service fees ....................    1,201        933         3,613         2,883
                                                  -------    -------       -------       -------
    Total revenues .............................    9,647      9,543        28,658        25,262
                                                  -------    -------       -------       -------

Cost of revenues:
  License fees .................................      985      1,077         2,820         2,894
  Maintenance and support ......................      855        658         2,432         1,828
  Professional service fees ....................    1,199        805         3,342         1,995
                                                  -------    -------       -------       -------
    Total cost of revenues .....................    3,039      2,540         8,594         6,717
                                                  -------    -------       -------       -------
Gross margin ...................................    6,608      7,003        20,064        18,545
                                                  -------    -------       -------       -------

Operating expenses:
  Sales and marketing ..........................    5,691      4,958        16,199        13,723
  Product development ..........................    1,457      1,038         3,866         3,236
  General and administrative ...................    1,160        855         3,238         2,339
                                                  -------    -------       -------       -------
    Total operating expenses ...................    8,308      6,851        23,303        19,298
                                                  -------    -------       -------       -------
Operating income (loss) ........................   (1,700)       152        (3,239)         (753)
                                                  -------    -------       -------       -------

Other income (expense), net:
  Interest expenses ............................       (4)       (37)          (15)         (139)
  Interest income ..............................      396         57           867           186
  Other income (expense), net ..................        3          3             3             7
                                                  -------    -------       -------       -------
    Total other income (expense),
     net .......................................      395         23           855            54
                                                  -------    -------       -------       -------
Net income (loss) before income
 taxes .........................................   (1,305)       175        (2,384)         (699)
Income taxes ...................................      200         50           500           135
                                                  -------    -------       -------       -------
Net income (loss) ..............................  $(1,525)   $   125       $(2,884)      $  (834)
                                                  -------    -------       -------       -------

Other comprehensive income (loss):
  Foreign currency translation
   adjustment ..................................       26        (12)           54           (15)
  Unrealized holding gain (loss)
   on securities ...............................      206       (147)          279          (123)
                                                  -------    -------       -------       -------
Comprehensive income (loss) ....................  $(1,273)   $   (34)      $(2,551)      $  (972)
                                                  =======    =======       =======       =======

Net income (loss) per share:
  Basic ........................................  $ (0.15)   $  0.03       $ (0.35)      $ (0.19)
                                                  =======    =======       =======       =======
  Diluted ......................................  $ (0.15)   $  0.02       $ (0.35)      $ (0.19)
                                                  =======    =======       =======       =======
Weighted average shares outstanding
 computing basic net income
 (loss) per share ..............................   10,368      4,348         8,354         4,345
Weighted average shares outstanding
 used in computing diluted net
 income (loss) per share .......................   10,368      6,906         8,354         4,346

               See accompanying notes to consolidated financial statements

                      SHOWCASE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
               (in thousands, except share and per share amounts)

                                                                    December 31,    March 31,
                                                                       1999           1999
                                                                    -----------     ---------
Assets
Current Assets:
  Cash ...........................................................    $ 4,042        $ 8,900
  Marketable securities ..........................................     26,198            139
  Accounts receivable, net .......................................      8,773          7,070
  Prepaid expenses and other current assets ......................        746          1,059
  Income taxes receivable ........................................        321             --
  Deferred income taxes ..........................................        220            550
                                                                      -------        -------
      Total current assets .......................................     40,300         17,718
                                                                      -------        -------
Property and equipment, net ......................................      2,259          2,092
Goodwill, net of accumulated amortization ........................         71            116
                                                                      -------        -------
      Total assets ...............................................    $42,630        $19,926
                                                                      =======        =======
Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable ...............................................    $   824        $ 1,373
  Accrued liabilities ............................................      4,598          4,121
  Current portion of long-term debt ..............................          4              5
  Current portion of obligations under capital leases ............        107            127
  Income taxes payable ...........................................         47            295
  Deferred revenue ...............................................     11,629         10,800
                                                                      -------        -------
      Total current liabilities ..................................     17,209         16,721
                                                                      -------        -------

Deferred revenue, less current portion ...........................        852            846
Long-term debt, less current portion .............................         --              2
Capital lease obligations, less current portion ..................         --             85
                                                                      -------        -------
      Total liabilities ..........................................     18,061         17,654
                                                                      -------        -------

Stockholders' equity:
  Series A convertible preferred stock; $.01 par
   value; 473,757 shares authorized, issued, and
   outstanding, total liquidation preference of $2,400 ...........         --              5
  Series B convertible preferred stock; $.01 par value;
   1,777,500 shares authorized, 875,000 issued and
   outstanding, total liquidation preference of $3,500 ...........         --              9
  Common stock, $.01 par value, 50,000,000 and 10,000,000
   shares authorized, 10,449,188 and 4,502,867 shares
   issued and outstanding ........................................        104             45
  Additional paid-in capital .....................................     31,388          6,452
  Accumulated other comprehensive income:
    Cumulative translation adjustment ............................        101             47
    Unrealized holding gain (loss) on securities .................         98           (181)
  Deferred compensation ..........................................       (455)          (322)
  Accumulated deficit ............................................     (6,667)        (3,783)
                                                                      -------        -------
      Total stockholders' equity .................................     24,569          2,272
                                                                      -------        -------
      Total liabilities and stockholders' equity..................    $42,630        $19,926
                                                                      =======        =======

           See accompanying notes to consolidated financial statements

                     SHOWCASE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                        Nine Months Ended
                                                                            December 31,
                                                                      ----------------------
                                                                        1999          1998
                                                                      --------       -------
Cash flows from operating activities:
  Net loss .......................................................    $ (2,884)      $  (834)
  Adjustments to reconcile net loss
   to cash provided by (used in) operating activities:
    Depreciation and amortization ................................         533           655
    Provision for returns and doubtful
     accounts, net of returns and writeoffs.......................         (90)           45
    Deferred income taxes ........................................         330            --
    Deferred compensation amortization and expense related to
     cashless exercise of warrants ...............................         158            22
    Loss on the disposal of property and equipment ...............           6            --
    Changes in operating assets and liabilities, net of
     effect of foreign exchange rate changes:
      Accounts receivable ........................................      (1,613)       (2,186)
      Prepaid expenses ...........................................         313           175
      Income taxes receivable ....................................        (321)          251
      Accounts payable ...........................................        (550)          (75)
      Accrued liabilities ........................................         476         1,302
      Deferred revenue ...........................................         836         3,112
      Income taxes payable .......................................        (247)          130
                                                                      --------       -------
        Net cash provided by (used in) operating activities ......      (3,053)        2,597
                                                                      --------       -------

Cash flows from investing activities:
  Purchase of property and equipment .............................        (608)         (259)
  Purchase of marketable securities ..............................     (95,037)           --
  Sale and maturity of marketable securities .....................      69,257            --
  Proceeds from affiliates .......................................          --            12
                                                                      --------       -------
        Net cash used in investing activities ....................     (26,388)         (247)
                                                                      --------       -------

Cash flows from financing activities:
  Proceeds from exercise of stock options ........................         342           111
  Proceeds from initial public offering, net of expenses .........      24,350            --
  Payments on long-term debt .....................................          (3)         (281)
  Payments of capitalized lease obligations ......................        (106)         (120)
                                                                      --------       -------
        Net cash provided by (used in) financing activities ......      24,583          (290)
                                                                      --------       -------
Net increase (decrease) in cash ..................................      (4,858)        2,060
Cash, beginning of period ........................................       8,900         5,404
                                                                      --------       -------
Cash, end of period ..............................................    $  4,042       $ 7,464
                                                                      ========       =======
Supplemental disclosure of cash flow information:
  Cash paid during the nine months for interest ..................    $     15       $   139
                                                                      ========       =======
  Cash paid during the nine months for income taxes ..............    $    739       $   142
                                                                      ========       =======
  Cash received during the nine months from income tax refunds ...    $     --       $   389
                                                                      ========       =======

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

     The Company adopted the provisions of Statement of Position ("SOP") No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use; SOP No. 98-5, Reporting on the Costs of Start-Up Activities; and SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions, effective April 1, 1999. The adoption of these pronouncements did not have a material effect on the Company's operating results.

     Certain amounts presented in prior periods have been reclassified to conform to current period presentation.

(2)  Net Income (Loss) per Share

     Basic income (loss) per share represents net income (loss) divided by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share represents net income (loss) divided by the sum of the weighted average number of shares of common stock outstanding plus shares derived from other potentially dilutive securities. For the Company, potentially dilutive securities include "in-the-money" fixed stock options and warrants and the amount of weighted average shares of common stock which would be added by the conversion of outstanding convertible preferred stock. The number of shares added for stock options and warrants is determined by the treasury stock method, which assumes exercise of these options and warrants and the use of any proceeds from such exercise to repurchase a portion of these shares at the average market price for the period. When the results of operations are a loss, other potentially dilutive securities are not included in the calculation of loss per share.

     For the three months ended December 31, 1999 and the nine months ended December 31, 1999 and 1998, basic loss per share is the same as diluted loss per share because the effect of the inclusion of other potentially dilutive securities in the calculation of diluted loss per share was antidilutive.

     The number of option shares excluded from the calculation of potentially dilutive securities either because the exercise price exceeded the average market price or because their inclusion in a calculation of net loss per share would have been antidilutive was 985,538 for the three months ended December 31, 1999 and 1,040,424 and 564,055 for the nine months ended December 31, 1999 and 1998, respectively. The effect of conversion of the Company's convertible preferred stock was also excluded from the calculation of net loss per diluted share because the resulting impact would also have been antidilutive for the nine months ended December 31, 1998.

                      SHOWCASE CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (Continued)

(3)  Deferred Compensation

     During the three months ended June 30, 1999, the Company granted to employees options to purchase 81,000 shares of common stock. The Company recorded deferred compensation of approximately $153,000, representing the difference between the deemed value of the common stock for accounting purposes and the option exercise price of such options on the date of grant. The Company accounts for these stock options in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and will recognize the deferred compensation cost over the five year vesting period of options granted. No stock options were granted during the three months ended December 31, 1999 for which the exercise price was less than the deemed value of the common stock for accounting purposes on the date of grant.

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

(5)  Initial Public Offering and Conversion of Preferred Stock

     On June 29, 1999, the Company's registration statement for its initial public offering of 3,000,000 shares of common stock at $9.00 per share was declared effective by the Securities and Exchange Commission. The closing of the sale of such shares occurred on July 6, 1999 at which time the 3,000,000 shares of common stock were issued and proceeds, net of the underwriting discount, of $25,110,000 were received.

     On July 6, 1999, the outstanding shares of the Company's Series A and Series B convertible preferred stock were converted into 1,895,028 and 864,198 shares of common stock, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     All statements, trend analysis and other information contained in the following discussion relative to markets for our products and trends in revenues, gross margins and anticipated expense levels, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements are subject to business and economic risks and uncertainties, including but not limited to those described in Exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as well as those discussed in our Registration Statement on Form S-1 (File No. 333-77223) (the "Registration Statement"). Our actual results of operations may differ materially from those contained in the forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update these forward-looking statements, or to update the reasons why actual results could differ from those projected in these forward-looking statements.

Overview

     We are the leading provider of fully integrated, end-to-end, business intelligence solutions for IBM AS/400 customers. Our ShowCase STRATEGY(R) product suite and related services are designed to enable organizations to rapidly implement business intelligence solutions that create increased value from their operational and customer data. The sophisticated data warehousing and management capabilities of our product suite provides our clients with highly scalable and tightly integrated solutions. Our products enable enterprise-wide distribution of information and allow end-user access and analysis through familiar applications and Internet browsers. We have nine years of experience delivering business intelligence solutions. Our ShowCase STRATEGY product suite, introduced in 1996, supports ad hoc information access, enterprise reporting and analytics.

     We were incorporated in 1988, and in 1991, introduced the first Windows-based query tool for the IBM AS/400, ShowCase VISTA. During the next four years, we continued to broaden our family of data access products, expand our comprehensive service and support programs, grow our telesales and indirect sales channels and invest in marketing and administrative functions. To support the introduction of the ShowCase STRATEGY product suite in 1996, we created a direct field sales force and increased our global distribution presence. Our revenues increased to $9.6 and $28.7 million for the three and nine months ended December 31, 1999, respectively, from $9.5 and $25.3 million for the three and nine months ended December 31, 1998, respectively. Although our revenues have increased significantly in recent periods, this growth may not continue. We intend to continue to invest significant resources in the development of our product suite, sales and marketing and general and administrative functions.

     Our revenues come from three principal sources: license fees, maintenance and support and professional service fees. We adopted the provisions of Statement of Position ("SOP") No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-4, Deferral of the Effective Date of Certain Provisions of SOP No. 97-2, effective April 1, 1998, and SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions, effective April 1, 1999. Under SOP No. 97-2, we recognize license revenue when the software product has been delivered, if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and product returns are reasonably estimable. License fee revenues that are contingent upon sale to an end user by distributors and other distribution partners are recognized upon receipt of a report of delivery to the end user. Maintenance and support revenues committed as part of new product license sales and maintenance resulting from renewed maintenance contracts are deferred and recognized ratably over the contract period. Professional service fee revenue is recognized when services are performed.

     We sell our products through a direct sales force and through indirect distribution channels. Direct sales are made by our telesales organization and direct field sales force in North American and by wholly-owned subsidiaries in Germany, France, the United Kingdom and Belgium, including its branch office in the Netherlands. Our distribution partners include IBM, software application vendors, resellers and distributors located in the United States, Italy, Switzerland, Mexico, Japan, Australia, Singapore, Hong Kong, Thailand and South Korea. Sales through indirect channels accounted for 30.4% and 21.0% of license fee revenues for the three months ended December 31, 1999 and 1998, respectively, and 23.2% and 20.3% for the nine months ended December 31, 1999 and 1998, respectively.

     Revenues from clients outside North America represented 43.0% and 32.3% of total revenue for the three months ended December 31, 1999 and 1998, respectively, and 39.5% and 37.6% for the nine months ended December 31, 1999 and 1998, respectively. A majority of these sales was derived from European sales. We intend to continue to expand our international operations and have committed, and will continue to commit, significant management time and financial resources to developing direct and indirect international sales channels.

Results of Operations

     The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated.


                                                     Three Months Ended        Nine Months Ended
                                                       December 31,               December 31,
                                                    -------------------       -------------------
                                                      1999        1998          1999       1998
                                                    -------     -------        -------    -------
As a Percentage of Total Revenues:
Revenues:
  License fees ....................................   51.7%       61.1%          52.6%      59.7%
  Maintenance and support .........................   35.8        29.1           34.8       28.9
  Professional service fees .......................   12.4         9.8           12.6       11.4
                                                     -----       -----          -----      -----
    Total revenues ................................  100.0       100.0          100.0      100.0

Cost of revenues:
  License fees ....................................   10.2        11.3            9.8       11.5
  Maintenance and support .........................    8.9         6.9            8.5        7.2
  Professional service fees .......................   12.4         8.4           11.7        7.9
                                                     -----       -----          -----      -----
    Total cost of revenues ........................   31.5        26.6           30.0       26.6
                                                     -----       -----          -----      -----
Gross margin ......................................   68.5        73.4           70.0       73.4

Operating expenses:
  Sales and marketing .............................   59.0        52.0           56.5       54.3
  Product development .............................   15.1        10.9           13.5       12.8
  General and administrative ......................   12.0         9.0           11.3        9.3
                                                     -----       -----          -----      -----
    Total operating expenses ......................   86.1        71.8           81.3       76.4
                                                     -----       -----          -----      -----
Operating income (loss) ...........................  (17.6)        1.6          (11.3)      (3.0)
Other income (expense), net .......................    4.1         0.2            3.0        0.2
                                                     -----       -----          -----      -----
Net income (loss) before income taxes .............  (13.5)        1.8           (8.3)      (2.8)
Income taxes ......................................    2.1         0.5            1.7        0.5
                                                     -----       -----          -----      -----
Net income (loss) .................................  (15.6)%       1.3%         (10.1)%     (3.3)%
                                                     =====       =====          =====      =====


Revenues

     Total revenues. Total revenues increased to $9.6 million for the three months ended December 31, 1999 from $9.5 million for the three months ended December 31, 1998, representing an increase of 1.1%. For the nine months ended December 31, 1999, total revenues increased to $28.7 million from $25.3 million for the nine months ended December 31, 1998, an increase of 13.4%.

     License fees. License fee revenues decreased to $5.0 million for the three months ended December 31, 1999 from $5.8 million for the three months ended December 31, 1998, representing a decrease of 14.5%. This decrease was primarily attributable to lower license fee revenues from Asia, low volume from our IBM distribution channel and the deferral of purchase decisions by potential clients because of year 2000 concerns. License fee revenues were $15.1 million for each of the nine months ended December 31, 1999 and 1998. License fee revenues as a percentage of total revenues were 51.7% and 61.1% for the three months ended December 31, 1999 and 1998, respectively, and 52.6% and 59.7% for the nine months ended December 31, 1999 and 1998, respectively. License fee revenues from our Essbase/400 product represented 48.0% and 40.6% of our total license fee revenues for the three months ended December 31, 1999 and 1998, respectively, and 43.7% and 39.4% for the nine months ended December 31, 1999 and 1998, respectively.

     Maintenance and support. Maintenance and support revenues increased to $3.5 million for the three months ended December 31, 1999 from $2.8 million for the three months ended December 31, 1998, representing an increase of 24.5%. For the nine months ended December 31, 1999, maintenance and support revenues increased to $10.0 million from $7.3 million for the nine months ended December 31, 1998, an increase of 36.4%. Maintenance and support revenues as a percentage of total revenues were 35.8% and 29.1% for the three months ended December 31, 1999 and 1998, respectively, and 34.8% and 28.9% for the nine months ended December 31, 1999 and 1998, respectively. These increases in maintenance and support revenues were largely a result of the renewal of maintenance and support contracts, as well as new maintenance and support contracts associated with new product licenses.

     Professional service fees. Professional service fee revenues increased to $1.2 million for the three months ended December 31, 1999 from $0.9 million for the three months ended December 31, 1998, representing an increase of 28.7%. For the nine months ended December 31, 1999, professional service fee revenues increased to $3.6 million from $2.9 million for the nine months ended December 31, 1998, an increase of 25.3%. Professional service fee revenues as a percentage of total revenues were 12.4% and 9.8% for the three months ended December 31, 1999 and 1998, respectively, and 12.6% and 11.4% for the nine months ended December 31, 1999 and 1998, respectively. These increases in professional service fee revenues were largely a result of revenues associated with the sale of new product licenses.

Costs of Revenues

     Cost of license fees. Cost of license fees consists primarily of the costs of product manuals, media, packaging, shipping and royalties paid to third parties. Cost of license fees decreased to $1.0 million for the three months ended December 31, 1999 from $1.1 million for the three months ended December 31, 1998, representing 19.7% and 18.5% of license fee revenues for these periods, respectively. Cost of license fees decreased to $2.8 million for the nine months ended December 31, 1999 from $2.9 million for the nine months ended December 31, 1998, representing 18.7% and 19.2% of license fee revenues for these periods, respectively. These decreases in cost of license fees in dollar amount were primarily attributable to lower license fee revenues. We anticipate that cost of license fees will increase in dollar amount in future periods as license fee revenues increase. Cost of license fees as a percentage of license fee revenues may increase if we enter into additional royalty arrangements or if sales of Essbase/400 or other products which carry a royalty obligation increase as a percentage of license fee revenues.

     Cost of maintenance and support. Cost of maintenance and support consists primarily of personnel costs associated with providing maintenance and support services and payments to third parties to provide maintenance and support, particularly with respect to Essbase/400. Cost of maintenance and support increased to $0.9 million for the three months ended December 31, 1999 from $0.7 million for the three months ended December 31, 1998, representing 24.7% and 23.7% of maintenance and support revenues for these periods, respectively. Cost of maintenance and support increased to $2.4 million for the nine months ended December 31, 1999 from $1.8 million for the nine months ended December 31, 1998, representing 24.4% and 25.0% of maintenance and support revenues for these periods, respectively. These increases in cost of maintenance and support in dollar amount were primarily due to the hiring of additional personnel. We anticipate that cost of maintenance and support will increase in dollar amount in future periods as maintenance and support revenues increase.

     Cost of professional service fees. Cost of professional service fees consists primarily of the costs of providing training and consulting services. Cost of professional service fees increased to $1.2 million for the three months ended December 31, 1999 from $0.8 million for the three months ended December 31, 1998, representing 99.8% and 86.3% of professional service fee revenues for these periods, respectively. Cost of professional service fees increased to $3.3 million for the nine months ended December 31, 1999 from $2.0 million for the nine months ended December 31, 1998, representing 92.5% and 69.2% of professional service fee revenues for these periods, respectively. These increases in cost of professional service fees were primarily due to the expansion of our professional services staff. Cost of professional service fees as a percentage of professional service fee revenues increased as a result of reduced utilization of our staff due to year 2000 concerns of potential clients. We anticipate that cost of professional service fees will increase in dollar amount in future periods as professional service fee revenues increase.

Operating Expenses

     Sales and marketing. Sales and marketing expenses consist primarily of salaries, benefits, bonuses, commissions and travel and promotional expenses. Sales and marketing expenses increased to $5.7 million for the three months ended December 31, 1999 from $5.0 million for the three months ended December 31, 1998, representing 59.0% and 52.0% of total revenues for these periods, respectively. Sales and marketing expenses increased to $16.2 million for the nine months ended December 31, 1999 from $13.7 million for the nine months ended December 31, 1998, representing 56.5% and 54.3% of total revenues for these periods, respectively. These increases in sales and marketing expenses in dollar amount reflect the hiring of additional sales and marketing personnel and expanded promotional activities. Sales and marketing expenses increased as a percentage of total revenues primarily due to slower revenue growth during the three and nine months ended December 31, 1999. We anticipate that sales and marketing expenses will increase in dollar amount in future periods.

     Product development. Product development expenses consist primarily of development personnel compensation and related costs associated with the development of new products, the enhancement of existing products, quality assurance and testing. Product development expenses increased to $1.5 million for the three months ended December 31, 1999 from $1.0 million for the threes months ended December 31, 1998, representing 15.1% and 10.9% of total revenues for these periods, respectively. Product development expenses increased to $3.9 million for the nine months ended December 31, 1999 from $3.2 million for the nine months ended December 31, 1998, representing 13.5% and 12.8% of total revenues for these periods, respectively. These increases in dollar amount were due to expenses associated with the development of new products and the hiring of additional personnel. We anticipate that we will continue to devote substantial resources to product development efforts and that product development expenses will increase in dollar amount in future periods. To date, all product development costs have been expensed as incurred.

     General and administrative. General and administrative expenses consist primarily of salaries of executive, financial, human resources and information services personnel as well as outside professional fees. General and administrative expenses increased to $1.2 million for the three months ended December 31, 1999 from $0.9 million for the three months ended December 31, 1998, representing 12.0% and 9.0% of total revenues for these periods, respectively. General and administrative expenses increased to $3.2 million for the nine months ended December 31, 1999 from $2.3 million for the nine months ended December 31, 1998, representing 11.3% and 9.3% of total revenues for these periods, respectively. These increases in dollar amount were primarily due to increased staffing and related expenses necessary to manage and support the expansion of operations. General and administrative expenses increased as a percentage of total revenues primarily due to slower revenue growth during the three and nine months ended December 31, 1999. We anticipate that general and administrative expenses will increase in dollar amount in the future as a result of increased personnel and infrastructure costs necessary to support the expansion of operations.

Other Income

     Other income for the periods ended December 31, 1999 and 1998 consisted primarily of interest income and interest expense. Other income increased to $0.4 million for the three months ended December 31, 1999 from $23,000 for the three months ended December 31, 1998. Other income increased to $0.9 million for the nine months ended December 31, 1999 from $54,000 for the nine months ended December 31, 1998. These increases were primarily due to interest on the investment of the proceeds of our initial public offering of common stock which closed on July 6, 1999.

Provision for Income Taxes

     Income taxes increased to $0.2 million for the three months ended December 31, 1999 from $50,000 for the three months ended December 31, 1998. For the nine months ended December 31, 1999, income taxes increased to $0.5 million from $135,000 for the nine months ended December 31, 1998. These increases were primarily due to a reduction in the deferred tax asset as a result of the larger loss from operations.

Liquidity and Capital Resources

     Historically, we have funded operations primarily through cash provided by operations, the sale of equity securities and bank borrowings. Operating activities used cash of $3.1 million for the nine months ended December 31, 1999 and provided cash of $2.6 million for the nine months ended December 31, 1998. This decrease in cash from operating activities was due primarily to increased accounts receivable, decreased accounts payable and a net loss of $2.9 million partially offset by an increase in deferred revenue.

     Investing activities used cash of $26.4 million and $0.2 million for the nine months ended December 31, 1999 and 1998, respectively. The principal use of cash in investing activities for the nine months ended December 31, 1999 was the investment of the proceeds from our initial public offering and capital expenditures related to the acquisition of computer equipment and furniture required to support the expansion of our operations. The principal use of cash in investing activities for the nine months ended December 31, 1998 was capital expenditures related to the acquisition of computer equipment and furniture required to support the expansion of our operations.

     Financing activities provided cash of $24.6 million and used cash of $0.3 million in the nine months ended December 31, 1999 and 1998, respectively. For the nine months ended December 31, 1999, cash provided by financing activities consisted primarily of proceeds from our initial public offering. For the nine months ended December 31, 1998, cash used by financing activities consisted primarily of long-term debt repayment, payments under capitalized lease obligations and the receipt of proceeds from the exercise of stock options.

     Our sources of liquidity at December 31, 1999 consisted principally of cash and marketable securities of $30.2 million. We believe that cash generated from operations, existing cash and marketable securities will be sufficient to fund operations for at least the next twelve months.

Year 2000

     Prior to January 2000, we evaluated our business and operational systems to ensure readiness for the year 2000. As a result, we believe that all mission critical software and hardware was assessed, and if necessary, remedied to be ready for the year 2000. All mission critical hardware and software has continued to function beyond January 1, 2000 without interruption. As the year 2000 progresses, however, we may experience problems associated with the year 2000 that have not yet been discovered. We are continuing to monitor both our internal systems and transactions with customers and suppliers for any indications of year 2000 related problems. As of February 10, 2000, we had incurred external costs of approximately $65,000 related to year 2000 readiness, including testing, analysis and purchase of hardware and software upgrades. We believe this to be the overall cost of our year 2000 readiness project, however, there can be no assurance that final costs will not exceed this level.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risks

     There have been no material changes in our market risk during the three and nine months ended December 31, 1999 from that set forth on page 25 of the Registration Statement under the heading "Quantitative and Qualitative Disclosure About Market Risks."



                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     We are not a party to any material legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds

     Our registration statement, filed on Form S-1 under the Securities Act (File No. 333-77223), for the initial public offering of our common stock became effective June 29, 1999. We have invested the net proceeds from the offering of approximately $24.4 million in marketable securities pending the use of such proceeds.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     On December 31, 1999, we entered into a licensing agreement with IntraNet Solutions(R), Inc. pursuant to which we have the exclusive right to sell IntraNet Solutions' Xpedio product line on the AS/400 platform and non-exclusive rights to sell the Xpedio product line on the NT and UNIX platforms. This licensing agreement enables us to extend our product line into the enterprise information portal market by integrating the Xpedio product line with our ShowCase STRATEGY product suite.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

             10.1 -- License and Distribution Agreement, dated as of
                     December 31, 1999, by and between ShowCase Corporation and IntraNet Solutions Inc.*

             27.1 -- Financial Data Schedule

         (b) Reports on Form 8-K:

             The Company did not file any Current Report on Form 8-K during the quarter ended December 31, 1999.

     ----------
       * Confidential information has been omitted from such Exhibit and filed separately with the Commission pursuant to a confidential treatment request under Rule 24b-2 of the Exchange Act.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    SHOWCASE CORPORATION


Date: February 11, 2000             By:  /s/ Craig W. Allen
                                         --------------------------------------
                                         Craig W. Allen
                                         Chief Financial Officer
                                         (Duly authorized officer and principal
                                         financial and accounting officer)

                                  EXHIBIT INDEX

                                                                           Page
                                                                           ----

10.1 License and Distribution Agreement, dated as of December 31, 1999, by and between ShowCase Corporation and IntraNet Solutions Inc.*

27.1  Financial Data Schedule

-----------
* Confidential information has been omitted from such Exhibit and filed separately with the Commission pursuant to a confidential treatment request under Rule 24b-2 of the Exchange Act.