Form 10-K405
period 2000-03-31
SHOWCASE CORP /MN
filed 2000-06-21
CIK 1060311

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT
   OF 1934

                    For the fiscal year ended March 31, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE
   ACT OF 1934 FOR THE TRANSITION PERIOD FROM     to    .

                        Commission File Number: 0-26507

                              SHOWCASE CORPORATION
             (Exact name of registrant as specified in its charter)

                                                        41-162821
              MINNESOTA                             (I.R.S. Employer
   (State or other jurisdiction of                 Identification No.)
   incorporation or organization)

                        4115 Highway 52 North, Suite 300
                        Rochester, Minnesota 55901-0144
          (Address of principal executive offices, including zip code)

      Registrants's telephone number, including area code: (507) 288-5922
        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of June 12, 2000, there were 10,568,873 shares of the registrant's Common Stock, $.01 par value, outstanding. The aggregate market value of the registrant's voting stock held by non-affiliates as of June 12, 2000 was approximately $33.5 Million.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's Proxy Statement for its 2000 annual Meeting of Shareholders, scheduled to be held August 3, 2000, are incorporated by reference in Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

Item 1. Business

General

   We are the leading provider of fully integrated, end-to-end, business intelligence solutions for IBM AS/400 customers. Our ShowCase STRATEGY product suite and related services are designed to enable organizations to rapidly implement business intelligence solutions that create increased value from their operational and customer data. The sophisticated data warehousing and management capabilities of our product suite provide our clients with highly scalable and tightly integrated solutions. Our products enable enterprise-wide distribution of information and allow end-user access and analysis through familiar applications and Internet browsers. We have nine years of experience delivering business intelligence solutions to our clients. Our ShowCase STRATEGY product suite, introduced in 1996, supports ad hoc information access, enterprise reporting and analytics.

Industry Background

   The rapid growth of the Internet and the proliferation of e-business are transforming the way organizations conduct business, communicate and share information. This transformation is driving broad and immediate demand for better intelligence and information dissemination. In recent years, the deployment of enterprise resource planning applications, the integration of supply chains and the emergence of e-business have increased the amount of data available to companies. Nevertheless, many companies have failed to organize, manage and disseminate this data in an accessible, intuitive manner. Companies require business intelligence to interpret and create value from the vast amounts of available data by better tailoring products and services, identifying business opportunities and improving operational efficiencies. In addition, as organizations have become more closely linked with suppliers and customers, there is an increasing need to extend business intelligence beyond organizational boundaries.

   Business Intelligence. Employees, customers and suppliers require business intelligence to make faster, smarter business decisions. Business intelligence software enables organizations to transform data from disparate sources into accessible, understandable and useful information. It is also the foundation of an enterprise information portal, a centralized location where users can access necessary corporate information. Business intelligence solutions provide employees, customers and suppliers with useful information through ad hoc information access, enterprise reporting and analytics. Ad hoc information access enables users to customize the manner in which information is viewed and analyzed. Enterprise reporting delivers timely analysis and drill-down capabilities on a structured basis to broad user populations. Finally, analytic applications provide management insight by enabling users to analyze transactional data to identify operational trends and variances. Examples of analytic applications include fraud detection, credit scoring and budgeting applications. To support these functional uses, effective business intelligence solutions require a strong infrastructure of data warehouse generation and management.

   Business intelligence is deployed in many ways to increase revenues and operating efficiencies. For instance, in e-commerce, companies can use business intelligence to better manage customer relationships by analyzing past purchases, service history, product utilization and demographics. Consumer product companies and retailers use business intelligence to deploy management applications to determine which products to promote in specific markets and channels. Companies engaged in supply chain management use business intelligence to more efficiently manage product and material order flow among distribution facilities, multiple plants and suppliers. Companies from all industries can use business intelligence to benchmark performance against goals and best business practices.

   Business intelligence solutions are data intensive and draw on a broad range of data sources. A critical foundation technology for business intelligence solutions is a scalable and reliable server platform capable of supporting a broad array of users and environments.

   The IBM AS/400. The AS/400 is a leading server platform used by mid-market companies to deploy enterprise resource planning, e-business and business intelligence applications. The popularity of the AS/400 as an application and e-business server is a function of its ease of use, reliability, security, scalability and ability to deploy Java and Windows NT business applications. Expanded interoperability with other systems facilitates the use of the AS/400 as a server in heterogeneous computing environments. New models of the AS/400 provide strong price performance and include an expanded multiprocessor architecture and networking capabilities and software products for Internet delivery of applications and e-business. The AS/400's integrated hardware, operating system, database, middleware and software applications provide organizations with the performance and tools to implement a robust business intelligence solution.

   Problems faced by traditional approaches to business intelligence. Companies have spent extensive time and resources collecting, organizing and delivering operational data through various applications. Nevertheless, many of these companies have been unable to implement and realize the benefits of a business intelligence solution because they lack the necessary technical expertise. This problem is especially prevalent for AS/400 customers because they typically have limited IT staff and resources. Traditionally, companies have implemented business intelligence solutions through the purchase and integration of many software products from multiple vendors. However, these companies are often unable to realize the full potential of business intelligence because of the following challenges:

     Integrating components from multiple vendors. As a result of the fragmented business intelligence market, implementing a business intelligence solution has traditionally required the evaluation, selection, purchase and integration of many different software products from multiple vendors. Integrating these products requires extensive use of an organization's IT staff and resources and often limits the overall capability of the implemented solution. Furthermore, because these components are supplied by multiple vendors, and use many different interfaces, the solution is often difficult to use.

     Adapting solutions to evolving end-user needs. The initial implementation of a traditional business intelligence solution frequently provides a limited set of functionality. As organizations realize the benefits of business intelligence, they frequently wish to add more business functionality to their solutions. Integrating this increased functionality may not be possible with an organization's existing tools, or may be extremely costly or laborious. Furthermore, the resulting solution is often of limited overall effectiveness. As a result, end users frequently require sustained IT staff involvement to perform the customized reporting and follow-on analysis necessary to derive increased value from corporate data.

     Scaling across the enterprise. When implementing traditional business intelligence solutions, organizations frequently do not recognize the importance of strong data warehouse generation and management capabilities. As a result, the data warehouse generation and management infrastructure of a business intelligence solution is often unable to meet the demands placed on it as the diversity and size of the end-user population grows. Without this infrastructure, companies frequently experience significant data integrity and performance problems when they attempt to scale their business intelligence solutions to serve broader user populations.

     Extending business intelligence through the Internet. Extending business intelligence through the Internet exacerbates the limitations of traditional business intelligence solutions. As companies implement enterprise information portals in an e-business environment, business intelligence solutions must be easy to use and provide a high degree of scalability and adaptability to deliver business intelligence to a growing population of employees, customers and suppliers with diverse needs. To support this large-scale deployment, business intelligence solutions must also have sufficient management, security, intuitive user interfaces and Internet browser-based capabilities.

   We believe that the demand for business intelligence, the limitations of traditional approaches and the large and growing AS/400 installed base provide a significant opportunity for fully integrated, end-to-end business solutions for AS/400 customers.

The ShowCase Solution

   We are the leading provider of business intelligence solutions for AS/400 customers. Our ShowCase STRATEGY product suite and related services are designed to enable organizations to rapidly implement and deploy business intelligence solutions that create increased value from their operational and customer data. We believe our solution provides the following key benefits:

     Full integration and end-to-end business intelligence functionality. Our product suite and professional services are designed to provide our clients with a complete, fully integrated, end-to-end business intelligence solution. Our products can be easily integrated with industry leading enterprise software applications provided by vendors such as Fiserv, Infinium Software, J.D. Edwards, Lawson Software, Lotus and SSA. Our end-to-end solution provides each of the three functional business intelligence uses--ad hoc information access, enterprise reporting and analytics. Our business intelligence solutions incorporate a strong infrastructure of data warehouse generation and management. This end-to-end approach eliminates the need for AS/400 customers to evaluate, select, purchase and integrate components from different vendors to realize the benefits of business intelligence.

     Easy deployment and expansion. Our comprehensive product suite and accompanying professional services enable our clients to quickly and easily deploy a manageable business intelligence solution that minimizes the burden on their IT departments. Our clients can deploy our modular business intelligence solution in stages as their business intelligence needs grow. Companies can start with any one of the above three functional business intelligence uses and extend their solutions to include the other two as end users realize the benefits of and discover other uses for business intelligence. We also offer Deployment Accelerators, which provide adaptable applications for targeted business functions and allow some of our clients to realize benefits of business intelligence within days of deployment.

     Robust scalability for enterprise-wide deployment. Our product suite addresses the challenges faced by IT departments as business intelligence solutions expand in functionality and in the number of applications and end users supported. Our data warehouse generation and management capabilities and our hub-and-spoke architecture enable modular expansion of data warehouses and data marts, which are simpler implementations of data warehouses, to support additional applications and end users. Further, our product suite supports enterprise performance capabilities and scalability through its tight integration with and leverage of the AS/400 platform.

     Ease of use and Internet accessibility. Our product suite combines a consistent and intuitive user interface with powerful functionality that allows end users to easily access, customize and analyze information and reports with minimal IT assistance. Because users can realize the benefits of our solution through familiar applications, such as Microsoft Excel, Lotus 1-2-3 and Microsoft Word, organizations are able to leverage existing software applications and user skills. These capabilities are enhanced by our easy-to-use Internet browser-based capabilities, including query and user-defined calculations, powerful graphics and drag-and-drop features.

Products

   The ShowCase STRATEGY product suite includes all of the elements of a complete business intelligence solution. Typical configurations of business intelligence solutions include the following components of our product suite:

 Ad hoc information access, enterprise reporting and analytics

   Query. Query provides end users high-performance access to relational data on the AS/400 for ad hoc querying and results-oriented data analysis. Users may access data warehouses and operational data through the product's interface on their desktop computer, or through familiar applications, such as Microsoft Excel, Lotus 1-2-3 and Microsoft Word. Query also provides scheduling and sophisticated search functions for the advanced end user.

   Report Writer. Report Writer enables end users to create fast, specialized reports for data analysis. Report Writer also combines drag-and-drop features, graphics and calculation capabilities that make report design easy and intuitive.

   Enterprise Reporting. Enterprise Reporting enables end users to publish and schedule queries and reports in a variety of industry-standard formats to a Web-server. By using Web technology as a repository and gateway, Enterprise Reporting improves information delivery in a cost-effective, managed and secured manner.

   Analyzer. Analyzer enables end users to analyze relational data--data with two variables and/or multidimensional data--data with more than two variables-- through desktop computers. End users can display data as charts, spreadsheets or custom report forms. The end user can drill down to the underlying data and sort, rank, filter, calculate and graph this data for more in-depth analysis.

   Analyzer for the Web. Analyzer for the Web is a "thin" version of Analyzer that allows end users to conduct basic data analysis tasks over a company's intranet or extranet. Analyzer for the Web is Java-based and accessible through Internet browsers, such as Microsoft Explorer and Netscape Navigator.

   Essbase/400. Essbase/400 is a 64-bit implementation of Hyperion Solutions' online analytical processing product, Essbase, on the AS/400. Essbase/400 allows end users to perform multidimensional analysis on AS/400 data. It consists of a multidimensional database server, a desktop-based tool for creating and maintaining the database and Microsoft Excel and Lotus 1-2-3 add-ins that provide end-user access. Essbase/400 can also be used with our Analyzer and Analyzer for the Web products, as well as the many third-party applications developed for use with Hyperion's Essbase product. Essbase/400 is easy to use and deploy rapidly, has robust calculation capabilities, provides rapid responses to end-user requests and incorporates user-generated scenario data.

 Data warehouse generation and management

   Warehouse Builder. For clients desiring enterprise-wide business intelligence solutions, Warehouse Builder automates the process of building a centralized data warehouse. Warehouse Builder transforms online transaction processing data from any AS/400 data source into data marts or data warehouses. Warehouse Builder enables clients to create multidimensional data marts or data warehouses by moving data from IBM's DB/2 database for the AS/400 to Essbase/400.

   Warehouse Manager. Warehouse Manager provides the tools to manage data warehouses and data marts on a day-to-day basis by integrating data simplification, warehouse security, resource allocation and user access. Warehouse Manager also enables administrators to allow users easier access to data in complicated databases and to create a simplified view of any AS/400 database, whether it is used for transaction processing or analysis. In addition, Warehouse Manager provides capabilities to interact with most AS/400 data types and with many third-party database extensions, such as the J.D. Edwards interactive data dictionary and Infinium's security system.

 Deployment Accelerators

   Sales and Financial Analysis Deployment Accelerators. ShowCase STRATEGY Deployment Accelerators are pre-configured functional data models or templates that may be used to quickly implement and adapt sales and/or financial analysis applications. These adaptive applications are designed to serve as architectural models for our clients' business intelligence solutions. Sales Analysis Deployment Accelerators provide order and performance/variance analysis, sales, customer and shipping tracking, sales history and forecasting and impact analysis. Financial Analysis Deployment Accelerators provide accounting and financial reporting, profit and loss analysis, budgeting, forecasting and overhead calculation, variance and unit cost analysis and business segmentation.

Services

   Customer Support. Our support team provides comprehensive support services to our clients, including the following services:

  . unlimited technical support via telephone, facsimile, the Internet and e-mail;

  .  program temporary fixes;

  .  technical documents on demand; and

  .  product upgrades.

   We have over 2,200 clients on our annual maintenance plan. We offer maintenance support through our regional support centers in North America, Europe, Malaysia and a partnership in Japan. Currently, our regional support offices have access to an integrated customer database that provides each office with real-time information regarding our clients and their installed product base. A client that has a maintenance problem after hours and is unable to contact its regional support office may contact any one of our other regional support offices and obtain maintenance support.

   Professional Services. Because they often have limited IT staff and resources, our clients require a high level of service and support. To address this need, we offer a full range of educational, consulting and support services. We work with clients to design customized service plans that will enable them to rapidly implement and realize the benefits of business intelligence solutions that can evolve with end-user needs. As an example of this approach, we recently introduced service offerings that allow clients to leverage our Deployment Accelerators to quickly implement pilot applications. For existing clients, we offer services designed to assist them in expanding their use of our product suite and using our product suite in more sophisticated applications. To increase the ability of end users to realize the functionality provided by our product suite, our educational services provide comprehensive, hands-on training through both public and onsite sessions. In addition to our own professional services personnel, we have service partners in North America, Europe and Asia Pacific that provide training and consulting for our clients.

Product Development

   Since our inception, we have made substantial investments in product development. During this time, we have focused on delivering rapid return on investment and enterprise-wide deployment capabilities for our clients. Our core technology competence lies in extracting and transforming raw data from IBM's DB/2 database and other unique AS/400 data structures into business intelligence. We extend the AS/400 operating system to support business intelligence with features such as data simplification, enhanced security and resource management. We also tightly integrate these database management and infrastructure technologies with end user query and reporting products and multidimensional analytical technology.

   Our product development group is organized into small teams and consists of product managers, software engineers, quality assurance engineers, technical documentation specialists and integration specialists. Our product development process is intended to be repeatable yet flexible thereby allowing us to reuse both source code and the processes used to develop source code. To better serve client needs and incorporate those needs into new releases, we actively solicit product enhancement requests from employees, clients, industry analysts, partners and IBM.

   Our product development efforts currently focus on continued compatibility with and leverage of new developments in the AS/400. We intend to develop many of our future products in Java, which will enable us to deliver our products to additional platforms such as Microsoft NT or as the opportunity arises. One of our initiatives is to strengthen our product suite's enterprise reporting capabilities to publish specified business intelligence to defined users on a regularly scheduled basis. We also intend to further leverage Internet browser technologies to enable companies to disseminate business intelligence and non-structured information through a portal framework that will enable growing user populations both within and outside the organization to more easily search and receive information through the Internet. We plan to increase our product suite's ability to access additional data sources to ensure that a broad range of information is available to end users. Although we expect that certain of our new products will be developed internally, we may, based on timing and cost considerations, acquire technology or products from third parties.

Sales and Marketing

   Sales. We sell our products and services through our direct sales force and distribution partners including IBM, software application vendors, distributors and resellers. Our direct sales force operates in North America, Belgium, France, Germany, the Netherlands and the United Kingdom. Our North American direct sales force is divided into three units. Each salesperson in the new accounts unit focuses on specific potential accounts. The existing accounts unit targets existing clients. Because many of our clients initially deploy our products on a departmental basis, we believe that our existing clients represent a significant sales opportunity as they discover the potential of business intelligence and look to leverage its benefits enterprise-wide to increase operational efficiency and profitability. Our internal telesales unit focuses primarily on smaller transactions, and generally sells individual components of our product suite to new accounts, additional components of our product suite to existing clients and maintenance services. Our overseas direct sales force consists of a direct sales unit and a telesales unit that target both new clients and existing accounts.

   Our software application vendor distribution partners include vendors that integrate our products within their own applications and sell the integrated products to their customers, such as A3 Solutions, Fiserv, IBM, Infinium Software, Lawson Software, Silverlake, TSG and Walker Interactive; and vendors with which we have joint marketing and sales arrangements, such as Data Systems International and J.D. Edwards. We also sell our products through IBM's sales force and distributors located in countries not served by our direct sales force, including Eastern European, African and Asian countries.

   Marketing. We are focused on building market awareness and acceptance of our product suite as the leading provider of business intelligence solutions for the AS/400 customer. Our marketing organization provides a wide range of programs, materials and events that support our sales force. These include extensive public relations activities, user group meetings, conference and trade show appearances, as well as programs to work closely with analysts and other influential third parties. We use our Internet site to augment our market presence, promote our products and services and generate sales leads. Furthermore, we have invested in building a partner and channel marketing function to help recruit, train, support and conduct cooperative marketing with strategic partners, resellers and certified service providers.

Strategic Relationships

 IBM

   We have maintained a strategic relationship with IBM in sales and marketing and research and development. Our close relationship with IBM's Rochester, Minnesota facility, which has developed the AS/400, has enabled us to quickly leverage new AS/400 capabilities and influence the future direction of the AS/400 for the benefit of our clients. This association with IBM has resulted in our products being recognized as a standard business intelligence technology on the AS/400. For example, our ShowCase STRATEGY product suite is used by IBM in new database release quality control efforts. We also participate in several formal and informal programs with IBM which we believe afford us valuable experience with AS/400 products and insights into IBM's product development and marketing plans. We are one of IBM's designated "Premier Business Partners" and have won several awards from IBM, including, IBM's Powered by AS/400e Award. IBM has been a reseller of several of our products for several years. We entered into an expanded agreement with IBM in December 1998, which was amended in February 2000, under which certain products will be marketed and sold as OEM products by IBM. This agreement has a term of seven years, and expands the scope of our reseller relationship with IBM. Under this agreement, ShowCase has agreed to perform several development enhancements to the Essbase/400 software. Previously, ShowCase had not been a party to any other funded software development arrangements.

 Hyperion Solutions

   Our relationship with Hyperion Solutions began in 1995 when we searched the marketplace for a high-performance, multidimensional database server and selected its online analytical processing product, Essbase. We expended significant resources in 1995 and 1996 porting Essbase to and optimizing its performance on the AS/400. We have the exclusive right to distribute the resulting product, Essbase/400, subject to limited distribution rights retained by Hyperion Solutions. The addition of Essbase/400 to our product line provides us with the ability to access a broader customer base, including users of multidimensional analyses. Furthermore, our Essbase/400 product provides us with additional partnering opportunities by extending Essbase to the AS/400 platform. In addition, our Analyzer and Analyzer for the Web products are based on technology licensed from Hyperion Solutions under a non-exclusive license agreement that expires in January 2001.

   Our exclusive Essbase/400 distribution rights are conditioned upon us paying minimum royalties and are subject to a buy-back right. Hyperion Solutions must give us notice 12 months before exercising this buyback right. If minimum royalty payments are not made, we have the option of paying the remaining balance to retain our exclusive distribution rights. If we do not retain our exclusive distribution rights, we must pay Hyperion Solutions minimum royalty payments to retain non-exclusive distribution rights to Essbase/400.

 IntraNet Solutions

   Our relationship with IntraNet Solutions began in late 1999 when we signed a strategic agreement with IntraNet Solutions to resell their market leading content management solution Xpedio to AS/400 customers. ShowCase has exclusive sales and marketing rights to Xpedio for the AS/400 and non exclusive rights on other platforms. The initial product integration development efforts with the Microsoft NT version were completed in the March 31, 2000 quarter. This agreement enables ShowCase to offer our clients the ability to more effectively manage web site content in one integrated solution, including structured business intelligence data and non structured content information. Our exclusive Xpedio distribution rights for the AS/400 are conditioned upon us paying minimum royalties in future years.

Competition

   The markets for our products are intensely competitive and subject to rapidly changing technology. We compete primarily against providers of decision support software and data warehousing and data mart software. The bases of competition in these markets include breadth of solution, functionality, performance, scalability, ease of use, operating platform and cost. Our competitors providing business intelligence solutions for AS/400 customers include Silvon and Infomanager. We also compete with vendors that provide business intelligence products implemented on Unix or Windows NT platforms and then connected to the AS/400. These vendors include Brio Technology, Business Objects, Cognos, Computer Associates, Hyperion Solutions, MicroStrategy, Microsoft, Oracle, Sagent Technology and SAS Institute. In addition, enterprise resource planning software vendors including Baan Company, PeopleSoft and SAP offer decision support and analytical modules primarily to support the analysis of data from their own operational systems. One or more of these companies may expand their technologies to support greater business intelligence functionality. Finally, in the future, IBM may expand the functionality of the operating system for the AS/400, or of its database products, to provide some of the functions provided by our products.

   Many of our competitors have longer operating histories, significantly greater financial, technical, marketing or other resources and greater name recognition than we do. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements. The business intelligence software industry has recently experienced consolidation and many industry analysts expect this trend to continue. This consolidation may provide our competitors with expanded sales, distribution and marketing capabilities and broader product offerings.

Intellectual Property

   We attempt to protect our software, documentation and other written materials primarily through a combination of trade secret, trademark and copyright laws, confidentiality procedures and contractual provisions. For example, we license rather than sell our software and require licensees to enter into license agreements which impose restrictions on their use of the software. In addition, we have made efforts to avoid disclosure of our trade secrets, including requiring those persons with access to our proprietary information to enter into confidentiality agreements with us and restricting access to our source code.

   We have one patent issued and one patent application pending in the United States with respect to aspects of our software. The pending patent application may not be issued. In addition, our patents may not survive a legal challenge to their validity or provide us significant protection. Our means of protecting our intellectual property rights may not be adequate or our competitors may independently develop similar technology. Policing unauthorized use of our products is difficult, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

   We anticipate that software product developers increasingly will be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. As a result, we may become involved in these claims. Any of these claims, with or without merit, could result in costly litigation, divert our management's time, attention and resources, delay our product shipments or require us to enter into royalty or licensing agreements. If a claim of product infringement against us is successful, our business and operating results could be seriously harmed.

Employees

   As of March 31, 2000, we had a total of 300 employees, including 124 in sales and marketing, 63 in product development, 77 in professional services and customer support and 36 in administration. Our future performance depends in significant part on our ability to attract, train and retain highly qualified personnel. None of our employees are represented by a labor union, and we believe that our relations with our employees are good.

Executive Officers of the Company

   The executive officers of the Company are as follows:

   Name                       Age Position
   ----                       --- --------
                                  President, Chief Executive Officer and
   Kenneth H. Holec..........  45 Director
   Craig W. Allen............  45 Chief Financial Officer
   Jonathan P. Otterstatter..  40 Executive Vice President, Technology
                                  Executive Vice President, Worldwide Field
   Patrick Dauga.............  40 Operations
   Kevin R. Potrzeba.........  39 Vice President, North America Sales
   Paul A. Hesser............  34 Vice President, Global Services
   Theresa Z. O'Neil.........  37 Vice President, Marketing
   Alfreda A. Masse..........  50 Vice President, Human Resources

   Kenneth H. Holec has been our President and Chief Executive Officer and a member of our Board of Directors since November 1993. From 1985 to 1993, Mr. Holec was president and chief executive officer of Lawson Software, a provider of high-end financial and human resource management software solutions. Currently, Mr. Holec is a director of IntraNet Solutions, Inc., a maker of Web-based document management products for corporate intranets. Mr. Holec holds a B.S. degree in business administration from the University of Minnesota.

   Craig W. Allen joined us as Controller in July 1993 and was promoted to Chief Financial Officer in March 1997. From 1982 to 1993, Mr. Allen was vice president of operations at Metafile Information Systems, Inc., a software development and systems integration company. Prior to 1982, Mr. Allen was audit manager at the accounting firm McGladrey Pullen & Co. in Rochester, Minnesota. Mr. Allen holds a B.S. degree in business from the University of Minnesota and is a certified public accountant.

   Jonathan P. Otterstatter joined us as Vice President, Development in May 1994 and was promoted to Executive Vice President, Technology in May 1999. From 1983 to May 1994, Mr. Otterstatter was employed by IBM where his last position was senior development manager. Mr. Otterstatter holds a B.S. degree in computer science from the University of Wisconsin at LaCrosse and an M.S. degree in management of technology from the Massachusetts Institute of Technology.

   Patrick Dauga joined us as Vice President, European Operations in June 1997 and was promoted to Vice President, International in March 1998 and recently promoted to Executive Vice President, Worldwide Field Operations. From 1986 to 1997, Mr. Dauga worked at Comshare, Inc., a software company specializing in decision support systems, where his last position was vice president for southern Europe. Mr. Dauga holds a degree from Sup de Co Bordeaux, a business school in France.

   Kevin R. Potrzeba has been our Vice President, North America Sales since September 1996. From 1987 to August 1996, Mr. Potrzeba was employed by Software AG, a software products company, where his last position was vice president of sales for eastern operations. Mr. Potrzeba holds a B.A. degree in advertising and marketing from Northern Illinois University.

   Paul A. Hesser has been our Vice President, Global Services since May 1999. From August 1989 to May 1999, Mr. Hesser was employed by IBM, where his last position was services executive for the New York metropolitan area. Mr. Hesser holds an MBA in finance from the University of Minnesota, and a BS degree in marketing from Illinois State University.

   Theresa Z. O'Neil has been our Vice President, Marketing since November 1999. Ms. O'Neil was employed by Platinum Technology, Inc. from 1989 to 1999 where she held positions as vice president of corporate marketing and vice president of marketing for data warehousing. Ms. O'Neil holds a M.A. degree in English Literature from the University of Chicago and a B.A. degree in English Literature, with Special Honors, from The George Washington University, Washington, D.C..

   Alfreda A. Masse has been our Vice President, Human Resources since November 1999. From 1989 to 1994 and again from 1997 until November 1999, Ms. Masse was an organizational effectiveness consultant to companies including; Sun Microsystems, Resource Information Management Systems, NEC Technology and Tandem Corporation. From 1996 to 1997, Ms. Masse was employed by TriMark Technologies, an application software development company, where her position was vice president of organizational development. Ms. Masse holds a B.S. degree in business administration from Northwood University in Michigan and is SPHR certified.

Item 2. Facilities

   Our principal offices currently occupy approximately 27,000 square feet in Rochester, Minnesota under a lease which expires June 30, 2004. In addition, we also lease offices domestically and internationally in a variety of locations, including domestic offices in the metropolitan areas of Atlanta, Boston, Chicago and Dallas and international offices in Belgium, France, Germany, Japan, Malaysia, the Netherlands and the United Kingdom. We believe that our facilities are adequate for the next 12 months and that, if required, suitable additional or alternative space will be available on commercially reasonable terms to accommodate expansion of our operations.

Item 3. Legal Proceedings

   From time to time, in the normal course of business, various claims are made against the Company. At this time, in the opinion of management, there are no pending claims the outcome of which is expected to result in a material adverse effect on the financial position of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

   None.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

   The Company's common stock trades on the Nasdaq National Market under the symbol SHWC. The following table sets forth, for the periods indicated, the high and low sales prices of the common stock as reported on the Nasdaq National Market since the Company's initial public offering of June 29, 1999.

                                                              High    Low
                                                              ----    ----
      Fiscal 2000
        First quarter........................................ $9 5/8  $  8
        Second quarter....................................... 14 3/8    7 1/4
        Third quarter........................................  10       2 15/16
        Fourth quarter....................................... 11 1/4    5 3/4
      Fiscal 2001
        First quarter (through June 12, 2000)................ $10     $ 3 7/8

   As of June 12, 2000, the Company had 109 shareholders of record and approximately 2,200 beneficial holders of its common stock.

   The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain all earnings to finance future growth and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

   Our registration statement, filed on Form S-1 under the Securities Act (File No. 333-77223), for the initial public offering of our common stock became effective June 29, 1999. We have invested the net proceeds from the offering of approximately $24.4 million in marketable securities pending the use of such proceeds.

Item 6. Selected Consolidated Financial Data

                                             Years Ended March 31,
                                    ------------------------------------------
                                     2000     1999     1998     1997    1996
                                    -------  -------  -------  ------- -------
                                     (in thousands, except per share data)
Statement of operations data:
Revenues:
  License fees..................... $20,498  $21,021  $14,279  $11,639 $ 9,451
  Maintenance and support..........  13,789   10,390    6,651    4,888   2,707
  Professional service fees........   5,236    4,108    2,825    1,500   1,120
                                    -------  -------  -------  ------- -------
    Total revenues.................  39,523   35,519   23,755   18,027  13,278
                                    -------  -------  -------  ------- -------
Cost of revenues:
  License fees.....................   3,837    3,809    2,645    1,365   1,145
  Maintenance and support..........   3,429    2,646    1,572      990     520
  Professional service fees........   4,873    2,990    2,005    1,172     676
                                    -------  -------  -------  ------- -------
    Total cost of revenues.........  12,139    9,445    6,222    3,527   2,341
                                    -------  -------  -------  ------- -------
Gross margin.......................  27,384   26,074   17,533   14,500  10,937
Operating expenses:
  Sales and marketing..............  22,245   19,050   15,494    9,940   6,661
  Product development..............   5,482    4,371    3,051    2,553   2,070
  General and administrative.......   4,466    3,212    2,590    1,971   1,380
                                    -------  -------  -------  ------- -------
    Total operating expenses.......  32,193   26,633   21,135   14,464  10,111
                                    -------  -------  -------  ------- -------
Operating income (loss)............  (4,809)    (559)  (3,602)      36     826
Other income (expense), net........   1,415      143      543       14     138
                                    -------  -------  -------  ------- -------
Net income (loss) before income
 taxes.............................  (3,394)    (416)  (3,059)      50     964
Income taxes.......................     700      200      175      --      150
                                    -------  -------  -------  ------- -------
Net income (loss).................. $(4,094) $  (616) $(3,234) $    50 $   814
                                    =======  =======  =======  ======= =======
Net income (loss) per share
  Basic............................ $ (0.46) $ (0.14) $ (0.82) $  0.01 $  0.21
  Diluted.......................... $ (0.46) $ (0.14) $ (0.82) $  0.01 $  0.13
Shares used in computing basic net
 income (loss) per share...........   8,884    4,384    3,928    3,847   3,850
Shares used in computing diluted
 net income (loss) per share.......   8,884    4,384    3,928    6,445   6,457
                                                As of March 31,
                                    ------------------------------------------
                                     2000     1999     1998     1997    1996
                                    -------  -------  -------  ------- -------
                                                (in thousands)
Balance sheet data:
Cash and marketable securities..... $30,064  $ 9,039  $ 5,847  $ 2,989 $ 2,587
Working capital....................  22,129      997    1,579    1,060   1,165
Long-term debt and capital lease
 obligations, less current
 portion...........................     --        87    1,157      682     446
Total stockholders' equity.........  23,359    2,272    3,105    2,602   2,519

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   All statements, trend analysis and other information contained in the following discussion relative to markets for our products and trends in revenues, gross margins and anticipated expense levels, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions constitute forward-looking statements. These forward-looking statements are subject to business and economic risks and uncertainties, including but not limited to those described in Exhibit 99.1 to this Annual Report on Form 10-K (this "Report"). Our actual results of operations may differ materially from those contained in the forward-looking statements. All forward-looking statements included in this Report are based on information available to us on the date of this Report, and we assume no obligation to update these forward-looking statements, or to update the reasons why actual results could differ from those projected in these forward-looking statements.

Overview

   ShowCase develops, markets and supports a fully integrated, end-to-end, business intelligence solutions for IBM AS/400 customers. Our ShowCase STRATEGY product suite and related services are designed to enable organizations to rapidly implement business intelligence solutions that create increased value from their operational and customer data. The sophisticated data warehousing and management capabilities of our product suite provide our clients with highly scalable and tightly integrated solutions. Our products enable enterprise-wide distribution of information and allow end-user access and analysis through familiar applications and Internet browsers.

Results of Operations

   The following table indicates the percentage of total revenues represented by items reflected in our consolidated statements of operations.

                                    Years Ended March
                                           31,
                                    ---------------------
                                    2000    1999    1998
                                    -----   -----   -----
      As a Percentage of Total
       Revenues:
      Revenues
        License fees..............   51.9%   59.2%   60.1%
        Maintenance and support...   34.9    29.3    28.0
        Professional service
         fees.....................   13.2    11.6    11.9
                                    -----   -----   -----
          Total revenues..........  100.0   100.0   100.0
      Cost of revenues:
        License fees..............    9.7    10.7    11.1
        Maintenance and support...    8.7     7.5     6.6
        Professional service
         fees.....................   12.3     8.4     8.4
                                    -----   -----   -----
          Total cost of revenues..   30.7    26.6    26.2
                                    -----   -----   -----
      Gross margin................   69.3    73.4    73.8
      Operating expenses:
        Sales and marketing.......   56.3    53.6    65.2
        Product development.......   13.9    12.3    12.8
        General and
         administrative...........   11.3     9.0    10.9
                                    -----   -----   -----
          Total operating
           expenses...............   81.5    75.0    89.0
                                    -----   -----   -----
      Operating loss..............  (12.2)   (1.6)  (15.2)
      Other income (expense),
       net........................    3.6     0.4     2.3
                                    -----   -----   -----
      Net loss before income
       taxes......................   (8.6)   (1.2)  (12.9)
      Income taxes................    1.8     0.6     0.7
                                    -----   -----   -----
      Net loss....................  (10.4)%  (1.7)% (13.6)%
                                    =====   =====   =====

Revenues

   Total revenues. Revenues increased to $39.5 million in fiscal 2000 from $35.5 million in fiscal 1999 and from $23.8 million in fiscal 1998, representing increases of 11.3% in fiscal 2000 and 49.5% in fiscal 1999.

   License fees. License fee revenues decreased to $20.5 million in fiscal 2000 from $21.0 million in fiscal 1999, representing a decrease of 2.5%. The license revenues declined in fiscal year 2000 primarily as a result of a decrease in the number of licenses sold, due primarily to the impact of clients and prospects delaying or canceling purchase decisions due to Year 2000.

   In fiscal year 1999, license fee revenues increased to $21.0 million from $14.3 million in fiscal 1998, representing an increase of 47.2%. This increase is largely attributable to increases in the number of licenses sold, reflecting the results of an expanded direct field sales force and the introduction of new products and product enhancements. We introduced Enterprise Reporting to the market in fiscal year 2000, Analyzer for the Web and Deployment Accelerators to the market in fiscal 1999 and Warehouse Builder to the market in fiscal 1998.

   Revenues from Essbase/400 licenses comprise a significant percentage of total license fee revenues. License fees for this product were 42.2% of our total license revenue for fiscal 2000, 41.0% for fiscal 1999 and 39.5% for fiscal 1998.

   License fee revenues derived from our indirect distribution channels were 23.5% of license fee revenues for fiscal 2000, 21.2% for fiscal 1999 and 19.9% for fiscal 1998.

   Maintenance and support. Maintenance and support revenues increased to $13.8 million in fiscal 2000 from $10.4 million in fiscal 1999 and from $6.7 million in fiscal 1998, representing increases of 32.7 % in fiscal 2000 and 56.2% in fiscal 1999. These increases in maintenance and support revenues were largely a result of the renewal of maintenance and support contracts as our installed base continued to grow, as well as new maintenance and support contracts associated with new product licenses.

   Professional service fees. Professional service fee revenues increased to $5.2 million in fiscal 2000 from $4.1 million in fiscal 1999 and from $2.8 million in fiscal 1998, representing increases of 27.5% in fiscal 2000 and 45.4% in fiscal 1999. These increases in professional service fee revenues were largely a result of the service revenues associated with the sale of new product licenses.

   Revenues from clients outside North America represented 39.2% of our total revenues for fiscal 2000, 38.2% of our total revenue for fiscal 1999 and 34.4% of our total revenue for fiscal 1998. A majority of these sales was derived from European sales.

   Our revenues come from three principal sources: license fees, maintenance and support and professional service fees. We adopted the provisions of Statement of Position ("SOP") No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, with respect to Certain Transactions, effective April 1, 1999. Under SOP No. 97-2, as amended by SOP No. 98-9, we recognize license revenue when the software product has been delivered, if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and product returns are reasonably estimable. License fee revenues that are contingent upon sale to an end user by distributors and other distribution partners are recognized upon receipt of a report of delivery to the end user. Maintenance and support fees committed as part of new product license sales and maintenance resulting from renewed maintenance contracts are deferred and recognized ratably over the contract period. Professional service revenue is recognized when services are performed. Revenues related to multiple element arrangements are allocated to each element of the arrangement based on the fair values of elements such as license fees, maintenance and support and professional services. The determination of fair value is based on vendor specific objective evidence. When fair value does not exist for one or more of the delivered elements in the arrangement, the "residual method" is used. Under the "residual method", the total fair value of the undelivered elements is deferred and recognized ratably over the contract period and the remaining residual amount is recognized with respect to the delivered elements. The adoption of SOP No. 98-9 did not have a material effect on our operating results.

Costs of Revenues

   Cost of license fees. Cost of license fees consists primarily of the costs of product manuals, media, packaging, shipping and royalties paid to third parties. Cost of license fees was $3.8 million in fiscal 2000 and in fiscal 1999 and to $2.6 million in fiscal 1998. The cost of license fees increased to $3.8 million in fiscal year 1999 from $2.6 million in fiscal year 1998, representing an increase of 44.0% in fiscal 1999. This increase in cost of license fees was attributable to the increase in the number of licenses sold and to the increase in the percentage of our revenues from our Essbase/400 product, which requires us to pay royalties.

   Cost of maintenance and support. Cost of maintenance and support consists primarily of personnel costs associated with providing maintenance and support services and payments to third parties to provide maintenance and support, primarily with respect to our Essbase/400 product. Cost of maintenance and support increased to $3.4 million in fiscal 2000 from $2.6 million in fiscal 1999 and from $1.6 million in fiscal 1998, representing increases of 29.6% in fiscal 2000 and 68.3% in fiscal 1999. The increases in cost of maintenance and support are primarily due to additional staffing and the increase in the payment of third party maintenance and support fees with respect to Essbase/400.

   Cost of professional service fees. Cost of professional service fees consists primarily of the costs of providing training and consulting services. Cost of professional service fees increased to $4.9 million in fiscal 2000 from $3.0 million in fiscal 1999 and from $2.0 million in fiscal 1998, representing increases of 63.0% in fiscal 2000 and 49.1% in fiscal 1999. The increases are primarily due to the expansion of our professional services staff.

Operating Expenses

   Sales and marketing. Sales and marketing expenses consist primarily of salaries, benefits, bonuses, commissions and travel and promotional expenses. Sales and marketing expenses have increased to $22.2 million in fiscal 2000 from $19.0 million in fiscal 1999 and from $15.5 million in fiscal 1998, representing increases of 16.8 % in fiscal 2000 and 23.0% in fiscal 1999. The increases reflect the expansion of a direct field sales force and the hiring of additional sales and marketing personnel and, to a lesser extent, the increase of promotional activities.

   Product development. Product development expenses consist primarily of development personnel compensation and related costs associated with the development of new products, the enhancement of existing products, quality assurance and testing. Product development expenses increased to $5.5 million in fiscal 2000 from $4.4 million in fiscal 1999 and from $3.1 million in fiscal 1998, representing increases of 25.4% in fiscal 2000 and 43.3% in fiscal 1999. The increases are due to expenses associated with the development of new products and the hiring of additional personnel. Product development costs are expensed as incurred.

   General and administrative. General and administrative expenses consist primarily of salaries of executive, financial, human resource and information services personnel as well as outside professional fees. General and administrative expenses increased to $4.5 million in fiscal 2000 from $3.2 million in fiscal 1999 and from $2.6 million in fiscal 1998, representing increases of 39.0% in fiscal 2000 and 24.0% in fiscal 1999. The increases are primarily due to increased staffing and related expenses necessary to manage and support the expansion of our operations.

Other Income (Expense)

   Other income consists primarily of earnings from investments and sales of securities, equity in net income of unconsolidated affiliates and gains or losses from disposal of fixed assets, net of any interest expense. Other income increased to $1.4 million in fiscal 2000 from $143,000 in fiscal 1999 and from $543,000 in fiscal 1998.

The increase in other income in fiscal 2000 is primarily due to earnings on the proceeds from the Company's initial public offering. The decrease in fiscal 1999 was primarily due to the gain on the sale of a security of a third party which occurred in fiscal 1998.

Provision (Benefit) for Income Taxes

   Income taxes increased to $700,000 in fiscal 2000 from $200,000 in fiscal 1999 and from $175,000 in fiscal year 1998. The taxes and the increase are primarily due to foreign income taxes paid which could not be realized as tax credits in the United States due to our consolidated losses from operations.

   We have deferred tax assets for temporary differences of $4.0 million as of March 31, 2000 and $2.7 million as of March 31, 1999, primarily related to deferred revenue on which taxes have been paid. We periodically evaluate the need for a valuation allowance against these deferred tax assets. Due to uncertainty regarding future taxable income and our operating losses in each of the past three fiscal years, we have determined that it is more likely than not that only a portion of the deferred tax assets will be realized and accordingly, there is a corresponding valuation allowance of $4.0 million as of March 31, 2000 and $2.2 million as of March 31, 1999. The amount recognized as a deferred tax asset at March 31, 1999 approximates the amount of cash refundable that could be generated if we were to continue our operating loss position.

Liquidity and Capital Resources

   To date, the Company has financed its business primarily through cash provided by operations, the sale of equity securities and bank borrowings. Our operating activities used cash of $3.1 million in fiscal 2000, provided cash of $5.3 million in fiscal 1999 and used cash of $817,000 in fiscal 1998. The decrease in cash from operations for fiscal 2000 was due primarily to our net loss in that year, offset in part by an increase in deferred revenue. The increase in cash from operations for fiscal 1999 was due primarily to improved results of operations an increase in deferred revenue, offset in part by an increase in accounts receivable. The decrease in cash from operations for fiscal 1998 was due primarily to our net loss in that year, offset in part by an increase in deferred revenue. In each period, the increase in deferred revenue consisted primarily of prepayment of clients' maintenance and support fees.

   Our investing activities used cash of $18.7 million in fiscal 2000, $487,000 in fiscal 1999 and $566,000 in fiscal 1998. In fiscal year 2000, $17.9 million of the proceeds from the initial public offering were used to invest in marketable securities and the balance of the cash used for investing activities was for the purchase of equipment. In fiscal 1999 and 1998, the principal use of cash in investing activities was for capital expenditures related to the expansion of our operations.

   Our financing activities provided cash of $24.6 million in fiscal 2000 used $1.4 million in 1999 and provided $3.8 million in fiscal 1999. For fiscal 2000, financing activities provided cash primarily from issuance of common stock in connection with our initial public offering, which resulted in net proceeds to the Company of $24.4 million. For fiscal 1999, cash used by financing activities consisted primarily of long-term debt repayment and payments under capital lease obligations. For fiscal 1998, financing activities provided cash primarily from proceeds received from the issuance of preferred stock, offset in part by long-term debt repayment and payments under capital lease obligations.

   Our sources of liquidity as of March 31, 2000 consisted principally of cash, cash equivalents, and marketable securities of $30.0 million. Cash equivalents are comprised primarily of investment-grade commercial paper with varying terms of three months or less. The Company intends to continue to review potential acquisitions and business alliances that it believes would enhance its growth or profitability. We believe that current cash, cash equivalents, and marketable securities, and the funds generated from our operations, if any, will be sufficient to fund operations for at least the next twelve months.

Selected Quarterly Operating Results

   The following table shows unaudited consolidated financial information for each of the four quarters in our fiscal years ended March 31, 2000 and 1999. In management's opinion, this unaudited quarterly information has been prepared on the same basis as the audited consolidated financial statements and related notes and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented in accordance with generally accepted accounting principles.

                                                    Three Months Ended
                          --------------------------------------------------------------------------
                          Mar. 31,  Dec. 31,  Sept 30,  June 30, Mar. 31, Dec. 31, Sept 30, June 30,
                            2000      1999      1999      1999     1999     1998     1998     1998
                          --------  --------  --------  -------- -------- -------- -------- --------
                                                      (in thousands)
Consolidated Statements
 of Operations Data:
Revenues:
 License fees...........  $ 5,416   $ 4,990   $ 4,027    $6,065   $5,944   $5,834   $5,019   $4,224
 Maintenance and
  support...............    3,826     3,456     3,301     3,206    3,088    2,776    2,365    2,161
 Professional service
  fees..................    1,623     1,201     1,178     1,234    1,225      933    1,037      913
                          -------   -------   -------    ------   ------   ------   ------   ------
 Total revenues.........   10,865     9,647     8,506    10,505   10,257    9,543    8,421    7,298
Cost of revenues:
 License fees...........    1,017       985       766     1,068      915    1,077    1,000      817
 Maintenance and
  support...............      997       855       753       824      818      658      605      565
 Professional service
  fees..................    1,531     1,199     1,112     1,032      995      805      577      613
                          -------   -------   -------    ------   ------   ------   ------   ------
 Total cost of
  revenues..............    3,545     3,039     2,631     2,924    2,728    2,540    2,182    1,995
                          -------   -------   -------    ------   ------   ------   ------   ------
Gross margin............    7,320     6,608     5,875     7,581    7,529    7,003    6,239    5,303
Operating expenses:
 Sales and marketing....    6,046     5,691     5,234     5,275    5,327    4,958    4,378    4,387
 Product development....    1,616     1,457     1,247     1,163    1,135    1,038    1,219      979
 General and
  administrative........    1,228     1,160     1,136       941      873      855      748      736
                          -------   -------   -------    ------   ------   ------   ------   ------
 Total operating
  expenses..............    8,890     8,308     7,617     7,379    7,335    6,851    6,345    6,102
                          -------   -------   -------    ------   ------   ------   ------   ------
Operating income
 (loss).................   (1,570)   (1,700)   (1,742)      202      194      152     (106)    (799)
Other income (expense),
 net....................      560       395       362        98       89       23       25        6
                          -------   -------   -------    ------   ------   ------   ------   ------
Net income (loss) before
 income taxes...........   (1,010)   (1,305)   (1,380)      300      283      175      (81)    (793)
Income taxes............      200       200       185       115       65       50       45       40
Net income (loss).......  $(1,210)  $(1,505)  $(1,565)   $  185   $  218   $  125   $ (126)  $ (833)
Basic income (loss) per
 share..................  $  (.12)  $  (.15)  $  (.15)   $  .04   $  .05   $  .03   $ (.03)  $ (.20)
Diluted income (loss)
 per share..............  $  (.12)  $  (.15)  $  (.15)   $  .02   $  .03   $  .02   $ (.03)  $ (.20)
Shares used in basic
 share calculation......   10,485    10,368    10,139     4,542    4,495    4,348    4,409    4,190
Shares used in diluted
 share calculation......   10,485    10,368    10,139     8,371    8,063    6,906    4,409    4,190

   Our operating results have varied and may in the future vary significantly from quarter to quarter. These fluctuations may result in volatility in the price of our common stock. We believe that quarter-to-quarter comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Item 7A. Quantitative and Qualitative Disclosure About Market Risks

   We are exposed to market risk from changes in interest rates on borrowings under our revolving line of credit that bear interest from time to time at a variable rate based on a prime rate. In addition, our Belgian subsidiary maintains a small line of credit with a variable interest rate and maximum available borrowings which we do not believe are material. As of March 31, 2000, we had no borrowings outstanding under either of these lines of credit. Because we have no borrowings outstanding under our lines of credit, we believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position would not be material.

   We are exposed to market risk from fluctuations in foreign currency exchange rates. We manage exposure to variability in foreign currency exchange rates primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the local currency. However, different durations in our funding obligations and assets may expose us to the risk of foreign exchange rate fluctuations. We have not entered into any derivative transactions to manage this risk. Based on our overall foreign currency rate exposure at March 31, 2000, we do not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect our financial position.

Item 8. Financial Statements and Supplemental Data

                          Independent Auditors' Report

The Board of Directors and Stockholders
of ShowCase Corporation:

   We have audited the accompanying consolidated balance sheets of ShowCase Corporation and subsidiaries (the Company) as of March 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive income
(loss), stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of ShowCase Corporation and subsidiaries as of March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Minneapolis, Minnesota
May 2, 2000

                     SHOWCASE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                 March 31,
                                                              ----------------
                                                               2000     1999
                                                              -------  -------
Assets
Current assets:
  Cash and equivalents....................................... $11,677  $ 8,900
  Marketable securities......................................  18,387      139
  Accounts receivable, net...................................   8,848    7,070
  Prepaid expenses and other current assets..................   1,380    1,059
  Income taxes receivable....................................     351      --
  Deferred income taxes......................................     --       550
                                                              -------  -------
      Total current assets...................................  40,643   17,718
                                                              -------  -------
  Property and equipment, net................................   2,088    2,092
  Goodwill, net of accumulated amortization..................      56      116
                                                              -------  -------
      Total assets........................................... $42,787  $19,926
                                                              =======  =======
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable........................................... $ 1,323  $ 1,373
  Accrued liabilities........................................   4,333    4,121
  Current portion of long-term debt..........................       2        5
  Current portion of obligations under capital leases........      78      127
  Income taxes payable.......................................     --       295
  Deferred revenue...........................................  12,778   10,800
                                                              -------  -------
      Total current liabilities..............................  18,514   16,721
                                                              -------  -------
Deferred revenue, less current portion.......................     914      846
Long-term debt, less current portion.........................     --         2
Capital lease obligations, less current portion..............     --        85
                                                              -------  -------
      Total liabilities......................................  19,428   17,654
                                                              -------  -------
Commitments (note 12)
Stockholders' equity:
  Series A convertible preferred stock; $.01 par value;
   473,757 shares authorized, issued, and outstanding; total
   liquidation preference of $2,400..........................     --         5
  Series B convertible preferred stock; $.01 par value;
   1,777,500 shares authorized, 875,000 shares issued and
   outstanding; total liquidation preference of $3,500.......     --         9
  Common stock, $.01 par value, 10,000,000 shares authorized,
   10,522,113 and 4,502,867 shares issued and outstanding....     105       45
  Additional paid-in capital.................................  31,443    6,452
  Accumulated other comprehensive income (loss):
    Cumulative translation adjustment........................     123       47
    Unrealized holding loss on securities....................      (9)    (181)
  Deferred compensation......................................    (426)    (322)
  Accumulated deficit........................................  (7,877)  (3,783)
                                                              -------  -------
      Total stockholders' equity.............................  23,359    2,272
                                                              -------  -------
      Total liabilities and stockholders' equity............. $42,787  $19,926
                                                              =======  =======

          See accompanying notes to consolidated financial statements.

                     SHOWCASE CORPORATION AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                    (in thousands, except per share amounts)

                                                     Years ended March 31,
                                                    -------------------------
                                                     2000     1999     1998
                                                    -------  -------  -------
Revenues:
  License fees..................................... $20,498  $21,021  $14,279
  Maintenance and support..........................  13,789   10,390    6,651
  Professional service fees........................   5,236    4,108    2,825
                                                    -------  -------  -------
    Total revenues.................................  39,523   35,519   23,755
                                                    -------  -------  -------
Cost of revenues:
  License fees.....................................   3,837    3,809    2,645
  Maintenance and support..........................   3,429    2,646    1,572
  Professional service fees........................   4,873    2,990    2,005
                                                    -------  -------  -------
    Total cost of revenues.........................  12,139    9,445    6,222
                                                    -------  -------  -------
Gross margin.......................................  27,384   26,074   17,533
                                                    -------  -------  -------
Operating expenses:
  Sales and marketing..............................  22,245   19,050   15,494
  Product development..............................   5,482    4,371    3,051
  General and administrative.......................   4,466    3,212    2,590
                                                    -------  -------  -------
    Total operating expenses.......................  32,193   26,633   21,135
                                                    -------  -------  -------
Operating loss.....................................  (4,809)    (559)  (3,602)
                                                    -------  -------  -------
Other income (expense), net:
  Interest expense.................................     (21)    (164)    (123)
  Interest and investment income...................   1,289      277       74
  Equity in income of unconsolidated affiliates....     --        26       27
  Gain on sales of securities......................     151       32      551
  Other income (expense), net......................      (4)     (28)      14)
                                                    -------  -------  -------
    Total other income (expense), net..............   1,415      143      543
                                                    -------  -------  -------
Net loss before income taxes.......................  (3,394)    (416)  (3,059)
Income taxes.......................................     700      200      175
                                                    -------  -------  -------
Net loss........................................... $(4,094) $  (616) $(3,234)
                                                    -------  -------  -------
Other comprehensive income (loss):
  Foreign currency translation adjustment..........      76      (60)      81
  Unrealized holding gain (loss) on securities
   arising during the year.........................     291     (304)     123
  Reclassification adjustment for gains included in
   net loss........................................    (119)     --       --
                                                    -------  -------  -------
Comprehensive loss................................. $(3,846) $  (980) $(3,030)
                                                    =======  =======  =======
Net loss per share (note 10):
  Basic............................................ $ (0.46) $ (0.14) $ (0.82)
                                                    =======  =======  =======
  Diluted.......................................... $ (0.46) $ (0.14) $ (0.82)
                                                    =======  =======  =======
Weighted average shares outstanding used in
 computing basic net loss per share................   8,884    4,384    3,928
Weighted average shares outstanding used in
 computing diluted net loss per share..............   8,884    4,384    3,928

          See accompanying notes to consolidated financial statements.

                     SHOWCASE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (in thousands, except share data)

                     Series A          Series B
                    convertible       convertible
                  preferred stock   preferred stock     Common Stock
                  ----------------  ----------------  -----------------             Accumulated                 Retained
                   Number            Number                             Additional     other                    earnings
                     of                of             Number of          paid-in   comprehensive   Deferred   (accumulated
                   shares   Amount   shares   Amount    shares   Amount  capital   income (loss) compensation   deficit)
                  --------  ------  --------  ------  ---------- ------ ---------- ------------- ------------ ------------
Balances at
March 31, 1997..   473,757  $   5        --   $ --     3,852,731 $  39   $ 2,465       $  26        $ --        $    67
Net loss........       --     --         --     --           --    --        --          --           --         (3,234)
Change in
foreign currency
translation
adjustment......       --     --         --     --           --    --        --           81          --            --
Unrealized
holding gain on
marketable
securities......       --     --         --     --           --    --        --          123          --            --
Stock issued
pursuant to
stock option
plan............       --     --         --     --       135,829     1        32         --           --            --
Preferred Series
B stock issued..       --     --     875,000      9          --    --      3,491         --           --            --
                  --------  -----   --------  -----   ---------- -----   -------       -----        -----       -------
Balances at
March 31, 1998..   473,757      5    875,000      9    3,998,560    40     5,988         230           --        (3,167)
Net loss........       --     --         --     --           --    --        --          --           --           (616)
Change in
foreign currency
translation
adjustment......       --     --         --     --           --    --        --          (60)         --            --
Unrealized
holding gain
(loss) on
marketable
securities......       --     --         --     --           --    --        --         (304)         --            --
Stock issued
pursuant to
stock option
plan............       --     --         --     --       514,307     5       109         --           --            --
Deferred
compensation....       --     --         --     --           --    --        355         --          (355)          --
Amortization of
deferred
compensation....       --     --         --     --           --    --        --          --            33           --
                  --------  -----   --------  -----   ---------- -----   -------       -----        -----       -------
Balances at
March 31, 1999..   473,757      5    875,000      9    4,502,867    45     6,452        (134)        (322)       (3,783)
Net loss........       --     --         --     --           --    --        --          --           --         (4,094)
Conversion of
preferred to
common..........  (473,757)    (5)  (875,000)    (9)   2,759,226    28       (14)        --           --            --
Change in
foreign currency
translation
adjustment......       --     --         --     --           --    --        --           76          --            --
Unrealized
holding gain on
marketable
securities, net
of
reclassification
adjustment......       --     --         --     --           --    --        --          172          --            --
Stock issued
pursuant to
initial public
offering........       --     --         --     --     3,000,000    30    24,320         --           --            --
Stock issued
pursuant to
exercise of
warrant.........       --     --         --     --         8,182   --         78         --           --            --
Stock issued
pursuant to
stock option
plan............       --     --         --     --       251,838     2       395         --           --            --
Stock options
issued to
consultant......       --     --         --     --           --    --         60         --           (60)          --
Deferred
compensation....       --     --         --     --           --    --        152         --          (152)          --
Amortization of
deferred
compensation....       --     --         --     --           --    --        --          --           108           --
                  --------  -----   --------  -----   ---------- -----   -------       -----        -----       -------
Balances at
March 31, 2000..       --   $ --         --   $ --    10,522,113 $ 105   $31,443       $ 114        $(426)      $(7,877)
                  ========  =====   ========  =====   ========== =====   =======       =====        =====       =======
                      Total
                  stockholders'
                     equity
                  -------------
Balances at
March 31, 1997..     $ 2,602
Net loss........      (3,234)
Change in
foreign currency
translation
adjustment......          81
Unrealized
holding gain on
marketable
securities......         123
Stock issued
pursuant to
stock option
plan............          33
Preferred Series
B stock issued..       3,500
                  -------------
Balances at
March 31, 1998..       3,105
Net loss........        (616)
Change in
foreign currency
translation
adjustment......         (60)
Unrealized
holding gain
(loss) on
marketable
securities......        (304)
Stock issued
pursuant to
stock option
plan............         114
Deferred
compensation....         --
Amortization of
deferred
compensation....          33
                  -------------
Balances at
March 31, 1999..       2,272
Net loss........      (4,094)
Conversion of
preferred to
common..........         --
Change in
foreign currency
translation
adjustment......          76
Unrealized
holding gain on
marketable
securities, net
of
reclassification
adjustment......         172
Stock issued
pursuant to
initial public
offering........      24,350
Stock issued
pursuant to
exercise of
warrant.........          78
Stock issued
pursuant to
stock option
plan............         397
Stock options
issued to
consultant......         --
Deferred
compensation....         --
Amortization of
deferred
compensation....         108
                  -------------
Balances at
March 31, 2000..     $23,359
                  =============

         See accompanying notes to consolidated financial statements.

                     SHOWCASE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                       Years Ended March 31,
                                                      -------------------------
                                                        2000     1999    1998
                                                      --------  ------  -------
Cash flows from operating activities:
Net loss............................................  $ (4,094) $ (616) $(3,234)
Adjustments to reconcile net loss to cash provided
 by (used in) operating activities:
  Depreciation and amortization.....................       957     925      749
  Provision for returns and doubtful accounts, net
   of returns and write-offs........................       (90)    305      200
  Equity in income of unconsolidated affiliates.....       --      (26)     (27)
  Deferred income taxes.............................       550    (210)     300
  Gain on sale of securities........................      (151)    (32)    (551)
  Deferred compensation amortization and expense
   related to cashless exercise of warrants                188      33      --
  Loss on disposition of property and equipment.....        12      35       14
  Changes in operating assets and liabilities, net
   of effect of foreign exchange rate changes:
   Accounts receivable..............................    (1,688) (1,214)  (1,455)
   Prepaid expenses and other current assets........      (321)    (27)    (376)
   Income taxes receivable..........................      (351)    251     (251)
   Accounts payable.................................       (50)    279       27
   Accrued liabilities..............................       212   1,236    1,375
   Deferred revenue.................................     2,046   4,104    2,707
   Income taxes payable.............................      (295)    295     (295)
                                                      --------  ------  -------
     Net cash provided by (used in) operating
      activities....................................    (3,075)  5,338     (817)
                                                      --------  ------  -------
Cash flows from investing activities:
  Purchase of property and equipment................      (786)   (925)    (822)
  Proceeds from dissolution of affiliate............       --      218      --
  Purchase of marketable securities.................  (133,496)    --       --
  Proceeds from maturities and sale of marketable
   securities.......................................   115,571      32      256
  Proceeds from sale of property and equipment......         6     188      --
                                                      --------  ------  -------
     Net cash used in investing activities..........   (18,705)   (487)    (566)
                                                      --------  ------  -------
Cash flows from financing activities:
  Proceeds from stock issued pursuant to stock
   option and employee stock purchase plans.........       397     114       33
  Proceeds from initial public offering, net of
   expenses.........................................    24,350     --       --
  Proceeds from issuance of preferred stock.........       --      --     3,500
  Proceeds from issuance of long-term debt..........       --      --       784
  Payments on long-term debt........................        (5) (1,334)    (342)
  Payments under capital lease obligations..........      (134)   (136)    (161)
                                                      --------  ------  -------
     Net cash provided by (used in) financing
      activities....................................    24,608  (1,356)   3,814
                                                      --------  ------  -------
Effect of foreign exchange rate changes on cash.....       (51)      1      (16)
                                                      --------  ------  -------
Net increase in cash................................     2,777   3,496    2,415
Cash and equivalents, beginning of year.............     8,900   5,404    2,989
                                                      --------  ------  -------
Cash and equivalents, end of year...................  $ 11,677  $8,900  $ 5,404
                                                      ========  ======  =======
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
   Interest.........................................  $     21  $  164  $   123
                                                      ========  ======  =======
   Income taxes.....................................  $    822  $  259  $   240
                                                      ========  ======  =======
  Cash received during the year from income tax
   refunds..........................................  $     26  $  395  $   --
                                                      ========  ======  =======

Supplemental disclosure of noncash investment and financing activities:
  The Company acquired property and equipment totaling $317 under capital lease during 1998.
  During 1998, the Company sold stock purchase warrants in another company with a basis of $25 in exchange for marketable securities with a fair market value of $320 and cash.

          See accompanying notes to consolidated financial statements.

                     SHOWCASE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

(a) Nature of Operations

     ShowCase Corporation (the "Company" or "ShowCase") was incorporated in 1988, and in 1991, introduced a Windows-based query tool for the IBM AS/400, ShowCase Vista. The Company has subsequently introduced additional products and services to support an end-to-end business intelligence solution for IBM AS/400 customers. The Company's product suite is sold under the name ShowCase STRATEGY.

     The Company has wholly owned subsidiaries in Germany, the United Kingdom, Belgium, and France that distribute ShowCase products and provide related services to clients in these countries.

     During fiscal year 1999, the Company dissolved its 40% ownership position in ShowCase Japan and received an amount equal to the carrying value of the Company's ShowCase Japan investment. In addition, during the fiscal year 1999, the Company also dissolved its 20% ownership interest in ShowCase Italia SpA. The Company's carrying value of its investment in ShowCase Italia SpA was zero prior to dissolution. The Company received no proceeds nor was it required to assume any obligations as a result of the ShowCase Italia SpA dissolution. Prior to dissolution, the Company used the equity method to account for its investment in these two affiliates.

(b) Principles of Consolidation

     The consolidated financial statements include the accounts of ShowCase Corporation and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(c) Revenue Recognition

     The Company recognizes license revenue under the provisions of Statement of Position ("SOP") No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-4, Deferral of the Effective Date of Certain Provisions of SOP No. 97-2. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on its relative fair value. The fair value of the element must be based on objective evidence that is specific to the vendor. The Company adopted the provisions of SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions, effective April 1, 1999. The adoption of SOP No. 98-9 did not have a material effect on the Company's operating results.

     Under SOP No. 97-2, as amended by SOP Nos. 98-4 and 98-9, the Company recognizes license revenue when the software has been delivered, if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and product returns are reasonably estimable. License fees that are contingent upon sale to an end user by distributors and other channel partners are recognized upon receipt of a report of delivery to the end user. Maintenance and support fees including product upgrade rights, when and if available, committed as part of new product licenses and maintenance resulting from renewed maintenance contracts are deferred and recognized ratably over the contract period. Professional service revenue is recognized when services are performed.

     Revenues related to multiple element arrangements are allocated to each element of the arrangement based on the fair values of elements such as license fees, maintenance and support and professional services. The determination of fair value is based on vendor specific objective evidence. When fair value

                     SHOWCASE CORPORATION AND SUBSIDIARIES
  does not exist for one or more of the delivered elements in the arrangement, the "residual method" is used. Under the "residual method," the total fair value of the undelivered elements is deferred and recognized ratably over the contract period and the remaining residual amount is recognized with respect to the delivered elements. Such arrangements typically do not involve end user cancellation rights, rights of return, or significant acceptance periods. The Company accrues license revenue through the end of the reporting period based upon reseller royalty reports or other forms of customer-specific historical information.

     The Company does not provide a contractual right of return. However, in limited circumstances, and on a discretionary basis, the Company may grant concessions to its clients. Such concessions are granted to relatively few clients. The Company records an allowance for sales returns to account for estimated concessions.

(d) Capitalized Software Costs

     Costs associated with the planning and designing phase of software development, including coding and testing activities necessary to establish technological feasibility, are classified as research and development and expensed as incurred. Once technological feasibility has been determined, additional costs incurred in development, including coding, testing, and product quality assurance are capitalized. With regard to funded software development arrangements to which the Company is a party for which technological feasibility has been established before the arrangement was entered into, proceeds from the funding party are (i) offset against capitalized costs, (ii) any excess is deferred and credited against future capitalized costs, and (iii) any remaining deferred amount is credited to income upon completion of the related project. During 2000, 1999 and 1998, no software development costs were capitalized.

     Under a December 1998 agreement, which was amended in February 2000 with IBM, the Company has agreed to perform several development enhancements to its Essbase/400 software. The Company has not completed this project as of March 31, 2000 and therefore has not recognized any income from this arrangement.

     The Company adopted SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and SOP No. 98-5, Reporting on the Costs of Start-up Activities, effective April 1, 1999. SOP No. 98-1 requires that entities capitalize certain costs related to internal-use software once certain criteria have been met. SOP No. 98-5 requires that all start-up costs related to new operations must be expensed as incurred. In addition, all start-up costs that were capitalized in the past must be written off when SOP No. 98-5 is adopted. The adoption of SOP Nos. 98-1 and 98-5 did not have a material impact on the Company's financial position, results of operations or cash flows.

(e) Goodwill

     The excess of the cost over fair value of net assets acquired is recorded as goodwill and amortized on a straight-line basis over five years. Unamortized goodwill balances are reviewed periodically to determine recoverability based upon forecasted undiscounted cash flows. If it is determined that the asset is believed to be impaired, the Company recognizes an impairment charge to reduce the unamortized balance to its net realizable value. As of March 31, 2000, no impairment charges have been recognized. Accumulated amortization was $244,000 and $184,000 as of March 31, 2000 and 1999, respectively.

(f) Income Taxes

     Deferred taxes are provided on an asset and liability method for temporary differences and operating loss and tax credit carryforwards. Temporary differences are the differences between the reported amounts

                     SHOWCASE CORPORATION AND SUBSIDIARIES
  of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

(g) Foreign Currency Translation

     Exchange adjustments resulting from foreign currency transactions are generally recognized in net income (loss), whereas adjustments resulting from the translation of financial statements are reflected as a separate component of accumulated other comprehensive income within stockholders' equity. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates that prevail over the applicable year. The functional currency of each foreign operation is the local currency.

(h) Use of Estimates

     Management of the Company has made certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the periods. Actual results could differ from those estimates.

(i) Stock-based Compensation

     Compensation expense for stock option grants is recognized in accordance with Accounting Principles Board ("APB") Opinion 25, Accounting for Stock Issued to Employees. The pro forma effect on net income (loss) is provided as if the fair value based method defined in Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-based Compensation, had been applied.

(j) Cash and Equivalents

     The Company considers all short-term, highly liquid investments that are readily convertible into known amounts of cash and have original maturities of three months or less to be cash equivalents.

(k) Marketable Securities

     All marketable securities are classified as available-for-sale and available to support current operations or to take advantage of other investment opportunities. These securities are stated at the estimated fair value based upon market quotes with unrealized holding gains or losses reported as a separate component of accumulated other comprehensive income within stockholders' equity. Realized gains and losses are included in other income (expense). The cost of securities sold is based on the specific identification method. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. This amortization and accretion is included in interest and investment income.

(l) Comprehensive Income (Loss)

     Comprehensive income (loss) represents the change in stockholders' equity resulting from other than stockholder investments and distributions. For ShowCase, comprehensive income (loss) consists of net earnings or loss plus changes in foreign currency translation adjustment and unrealized holding gains (losses) on marketable securities available for sale as displayed in the accompanying consolidated statements of operations and comprehensive income (loss). Amounts recognized in net income (loss), which previously were reported as other comprehensive income (loss), are reclassified to avoid duplication. The effect of deferred income taxes on other comprehensive income (loss) is not material.

                     SHOWCASE CORPORATION AND SUBSIDIARIES

(m) Reclassifications

     Certain amounts previously reported have been reclassified to conform to the 2000 presentation.

(n) New Accounting Pronouncements

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended by SFAS No. 137 with respect to the effective date) established methods of accounting for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. SFAS No. 133 will be effective for the Company in April 2001. The Company is currently reviewing the potential impact of this accounting standard.

     In December 1999, the SEC staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101, as amended by SAB 101A, summarizes certain views of the SEC staff in applying generally accepted accounting principles to revenue recognition in financial statements. Certain aspects of SAB 101 relate to the timing of recognition of revenue and certain expenses with respect to arrangements that involve the receipt of nonrefundable up-front fees. SAB 101 requires that in particular situations the nonrefundable fees and certain associated expenses be recognized over the contractual terms or average life of the underlying arrangement. SAB 101 will be effective for the Company in the first quarter of fiscal year 2001. The Company does not expect SAB 101 to have a material impact on its financial condition or results of operations.

(2)Accounts Receivable

   Accounts receivable consist of the following (in thousands):

                                                                   March 31,
                                                                 --------------
                                                                  2000    1999
                                                                 ------  ------
      Accounts receivable....................................... $9,578  $7,875
      Less allowance for sales returns..........................   (400)   (520)
      Less allowance for doubtful accounts......................   (330)   (285)
                                                                 ------  ------
      Accounts receivable, net.................................. $8,848  $7,070
                                                                 ======  ======

(3)Profit Sharing and Savings Plan

   The Company has adopted a profit sharing plan under Section 401(k) of the Internal Revenue Code. This plan allows employees to defer a portion of their income through contributions to this plan. At the Company's board of directors' discretion, the Company may match a percentage of employees' voluntary contributions or may make additional contributions based on profits. In fiscal 1998, the Company initiated a Company match determined annually by the Company's board of directors. This Company match was approximately $193,000, $50,000 and $44,000 in fiscal years 2000, 1999 and 1998, respectively.

(4)Significant Customers

   Revenues from transactions with one of the Company's distributors comprised approximately 11% of total revenues for fiscal year 2000. Accounts receivable from this distributor comprised approximately 18% of total accounts receivable at March 31, 2000. Revenues from the Company's former Japan affiliate comprised approximately 6% of total revenues for fiscal year 1998.

                     SHOWCASE CORPORATION AND SUBSIDIARIES

(5) Marketable Securities

   As of March 31, 2000, the Company's marketable securities were comprised of corporate commercial paper with contractual maturities of less than one year. The amortized cost basis, gross unrealized holding loss, and estimated fair value of such securities were approximately $18,396,000, $9,000, and $18,387,000, respectively, as of March 31, 2000.

   As of March 31, 1999, the Company's marketable securities were comprised of common stock of one of the Company's vendors. The cost basis, gross unrealized holding loss, and estimated fair value of such stock were approximately $320,000, $181,000, and $139,000, respectively, as of March 31, 1999. The
Company sold this stock in January 2000. The gross realized gain related to the sale of this stock was approximately $151,000.

(6) Property and Equipment

   Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Property and equipment are summarized as follows (in thousands):

                                                                March 31,
                                                 Estimated   ----------------
                                                useful life   2000     1999
                                               ------------- -------  -------
      Computers and software..................  3 to 5 years $ 3,828  $ 3,314
      Office furniture and equipment.......... 4 to 10 years     778      610
      Leasehold improvements..................  5 to 9 years     315      172
                                                             -------  -------
                                                               4,921    4,096
      Less accumulated depreciation and
       amortization ..........................                (2,833)  (2,004)
                                                             -------  -------
      Net property and equipment..............               $ 2,088  $ 2,092
                                                             =======  =======

(7) Long-term Debt

   Long-term debt consists of the following (in thousands):

                                                                   March 31,
                                                                   ----------
                                                                   2000  1999
                                                                   ----  ----
      Note payable to IBM, interest at 6.25%, principal and
       interest payable quarterly through November 2000........... $  2  $ 7
      Less current portion........................................   (2)  (5)
                                                                   ----  ---
                                                                   $--   $ 2
                                                                   ====  ===

   The Company has a $3,000,000 revolving line of credit agreement with a bank through August 30, 2001, bearing interest at the bank's base rate (9.0% at March 31, 2000) plus .25%. Borrowings are limited to 75% of eligible accounts receivable and are payable on demand. The revolving line of credit note is secured by substantially all of the Company's assets and contains certain restrictive financial covenants, including liquidity, profitability and the maintenance of prescribed tangible net worth and debt to tangible net worth ratios. No borrowings were outstanding under the line of credit at March 31, 2000.

                     SHOWCASE CORPORATION AND SUBSIDIARIES

(8) Income Taxes

   Loss before income taxes was derived from the following sources (in thousands):

                                                        Year Ended March 31,
                                                        -----------------------
                                                         2000    1999    1998
                                                        -------  -----  -------
      Domestic......................................... $(3,318) $(421) $(2,597)
      Foreign..........................................     (76)     5     (462)
                                                        -------  -----  -------
                                                        $(3,394) $(416) $(3,059)
                                                        =======  =====  =======

   The provision for current income tax expense consists of the following (in thousands):

                                                                Year Ended
                                                                 March 31,
                                                              -----------------
                                                              2000  1999  1998
                                                              ----  ----  -----
      Current:
        Federal.............................................  $(70) $220  $(325)
        State and local.....................................   --     35    --
        Foreign.............................................   220   155    200
      Deferred:
        Federal.............................................   550  (210)   300
                                                              ----  ----  -----
                                                              $700  $200  $ 175
                                                              ====  ====  =====

   The provision for income taxes differs from the expected tax expense, computed by applying the federal corporate tax rate of 34% to earnings before income taxes, as follows (in thousands):

                                                       Year Ended March 31,
                                                       -----------------------
                                                        2000    1999    1998
                                                       -------  -----  -------
      Expected federal income tax benefit............. $(1,154) $(142) $(1,040)
      State taxes, net of federal benefit.............     (40)    23      (52)
      Change in valuation allowance...................   1,829    678    1,085
      Research and experimentation credits............    (189)  (203)     --
      Foreign sales corporation.......................     --     (61)     --
      Foreign operations and withholding taxes........     246   (135)     152
      Other...........................................       8     40       30
                                                       -------  -----  -------
                                                       $   700  $ 200  $   175
                                                       =======  =====  =======

   The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at March 31, 2000 and 1999 are presented below (in thousands):

                                                                     March 31,
                                                                    -----------
                                                                    2000  1999
                                                                    ----- -----
      Deferred tax assets:
        Accounts receivable allowances............................. $ 211 $ 241
        Vacation and other accruals................................   204   163
        Deferred revenues.......................................... 2,828 2,153
        Foreign net operating loss carryforwards...................   204   204
        Research and experimentation credit carryforwards..........   378    38
        Foreign tax credit carryforwards...........................   220   --

                     SHOWCASE CORPORATION AND SUBSIDIARIES

                                                                  March 31,
                                                               ----------------
                                                                2000     1999
                                                               -------  -------
        Other.................................................      39       42
                                                               -------  -------
                                                                 4,084    2,841
      Valuation allowance.....................................  (4,007)  (2,178)
                                                               -------  -------
                                                                    77      663
      Deferred tax liabilities:
        Depreciation..........................................     (77)    (113)
                                                               -------  -------
      Net deferred tax asset.................................. $   --   $   550
                                                               =======  =======

   In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the level of historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible, management does not believe that it is more likely than not the Company will realize the benefits of these deductible differences. Accordingly, the Company has provided a valuation allowance against the gross deferred tax assets as of March 31, 2000.

   At March 31, 2000, there are foreign net operating loss carryforwards of approximately $600,000, a portion of which will expire in 2005.

(9)Stockholders' Equity

(a) Initial Public Offering

     On June 29, 1999, the Company's registration statement for its initial public offering of 3,000,000 shares of common stock at $9.00 per share was declared effective by the Securities and Exchange Commission. On July 6, 1999, the closing date of the sale of such securities, the Company issued 3,000,000 shares of common stock and received proceeds, net of underwriting discount, of $25,110,000. In connection with the initial public offering, the Company amended and restated its articles of incorporation and increased the number of authorized shares of capital stock to 50,000,000 shares.

(b) Series A Convertible Preferred Stock

     In 1991, the Company issued convertible preferred stock under the terms of an investment agreement. Each preferred share was convertible at the option of the holder at any time at a rate of four shares of common stock for each preferred share, subject to certain adjustments. The Series A convertible preferred stock was converted into 1,895,028 common shares on July 6, 1999.

(c) Series B Convertible Preferred Stock

     In 1998, the Company issued convertible preferred stock under the terms of an investment agreement. Each preferred share was convertible at the option of the holder at any time at a rate of one share of common stock for each preferred share, subject to certain adjustments. The Series B convertible preferred stock was converted into 864,198 common shares on July 6, 1999.

                     SHOWCASE CORPORATION AND SUBSIDIARIES

(d) Stock Purchase Warrants

     In May 1998, the Company issued a warrant to purchase 13,750 shares of Series B Convertible Preferred Stock at an exercise price of $4.00 per share in consideration for the warrant-holder executing certain equipment leases with the Company. The warrant was exercisable through the earlier of May 13, 2008 or five years from the effective date of the Company's initial public offering. The aggregate fair value of the warrant, approximately $9,000 as determined on the date of grant using a Black-Scholes pricing model, is being recognized by the Company as additional lease expense over the related lease term. During fiscal year 2000, the warrant was exercised by the warrant holder pursuant to a cashless exercise provision. The Company recognized an expense of approximately $78,000 and issued an aggregate of 8,182 shares of its common stock as a result of this exercise.

(e) Employee Stock Purchase Plan

     Under the Company's 1999 Employee Stock Purchase Plan, which became effective upon consummation of the initial public offering, substantially all employees may purchase shares of common stock at the end of semiannual purchase periods at a price equal the lower of 85% of the stock's fair market value on the first day or the last day of that period. Plan funding occurs throughout the purchase period by pre-elected payroll deductions of up to 15% of pay. No compensation expense results from the plan. Shares issued under the plan were 35,647 at an average price of $4.91 per share in 2000. At March 31, 2000, 464,353 shares remain reserved for future issuance under the plan.

(f) Deferred Compensation

     In connection with the grant to employees of options to purchase 81,000 shares of common stock in fiscal year 2000 and 527,900 shares of common stock in fiscal year 1999, the Company recorded deferred compensation of $152,000 in fiscal year 2000 and $355,000 in fiscal year 1999. This represents the difference between the deemed value of the common stock for accounting purposes and the option exercise price of such options on the date of grant based upon the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Additionally, the Company recorded approximately $60,000 of deferred compensation in fiscal year 2000 related to stock options issued to a consultant as described in
  Note 9(g). The Company recognized an expense of approximately $108,000 and $33,000 for the fiscal years ended March 31, 2000 and 1999, respectively, for these stock option grants and will recognize the remainder of the deferred compensation cost over the respective vesting periods (four to five years) of the options granted.

(g) Stock Options

     The Company's 1991 Long-Term Incentive and Stock Option Plan and 1999 Stock Incentive Plan (collectively, the "Plan") provides for the granting of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock based awards to eligible participants. The terms and vesting requirements of the awards are subject to the determination of the compensation committee of the Company's board of directors.

     Options granted under the Company's stock option plan may be incentive stock options or non-qualified stock options. Incentive stock options may be granted to certain employees and directors at a price not less than the fair market value of the common stock on the day the option is granted and must be exercisable no later than ten years after the date of grant. Nonqualified stock options may be granted for terms up to ten years after the date of grant, at prices determined by the stock option committee.

                     SHOWCASE CORPORATION AND SUBSIDIARIES

     During fiscal year 2000, the Company granted options to purchase 37,500 shares of the Company's common stock at $8.00 per share to a consultant for services to be received over the four-year vesting period of such options. The Company recorded approximately $60,000 of deferred compensation in fiscal year 2000 related to the fair value of these options as determined by use of a Black-Scholes valuation model, considering the following assumptions: expected dividend yield 0%, risk-free interest rate of 5.65%, and expected option life of four years (see Note 9(f)).

     At March 31, 2000, the Company has 3,948,619 shares of its common stock reserved for issuance upon the exercise of options granted under the Company's stock option plans. The following table summarizes the activity of the Company's stock option plan:

                                                                Weighted average
                                                      Shares     exercise price
                                                     ---------  ----------------
      Outstanding--March 31, 1997................... 1,372,953       $ .53
      Options granted...............................   181,400        1.42
      Options exercised.............................  (135,829)        .25
      Options canceled..............................   (53,740)       1.04
                                                     ---------
      Outstanding--March 31, 1998................... 1,364,784         .65
      Options granted...............................   820,900        3.61
      Options exercised.............................  (514,307)        .22
      Options canceled..............................  (125,570)       1.10
                                                     ---------
      Outstanding--March 31, 1999................... 1,545,807        2.32
      Options granted...............................   430,500        5.04
      Options exercised.............................  (216,191)       1.03
      Options canceled..............................  (203,700)       2.40
                                                     ---------
      Outstanding--March 31, 2000................... 1,556,416        3.23
                                                     =========

     The following table summarizes the Company's stock options outstanding at March 31, 2000:

                                 Options outstanding                    Options exercisable
                    ---------------------------------------------- -----------------------------
      Range of          Number     Weighted average    Weighted        Number        Weighted
      exercise      outstanding at    remaining        average     exercisable at    average
      price         March 31, 2000 contractual life exercise price March 31, 2000 exercise price
      --------      -------------- ---------------- -------------- -------------- --------------
      $ .07--$1.08      411,032       5.3 years         $ .76         264,721         $ .66
      $1.42--$1.50      360,084       7.9 years          1.47          95,468          1.46
      $2.72--$5.35      569,800       9.2 years          4.61          30,672          4.78
      $5.38--$7.12      164,000       9.1 years          7.01          15,300          7.12
      $8.00              51,500       9.3 years          8.00           6,249          8.00
                      ---------                                       -------
                      1,556,416                                       412,410
                      =========                                       =======

     The Company accounts for options issued to employees in connection with its Plan under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The following pro forma amounts, in accordance with the disclosure requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (SFAS
  123), were determined as if the Company had accounted for its stock options issued to employees and for the discount offered to its

                     SHOWCASE CORPORATION AND SUBSIDIARIES
  employees under the employee stock purchase plan using the fair value method as described in that statement:

                                                        Year Ended March 31,
                                                       ------------------------
                                                        2000     1999    1998
                                                       -------  ------  -------
      Net loss (in thousands):
        As reported................................... $(4,094) $ (616) $(3,234)
        Pro forma.....................................  (4,608)   (677)  (3,266)
      Diluted loss per share:
        As reported................................... $ (0.46) $(0.14) $ (0.82)
        Pro forma.....................................   (0.52)  (0.15)   (0.83)

     Because the method of accounting under SFAS 123 has not been applied to stock options granted prior to April 1, 1995, the resulting pro forma compensation cost may not be representative of compensation cost to be disclosed in future years.

     The weighted average grant date fair value of stock options granted was $4.64, $1.19 and $.39 per option in 2000, 1999 and 1998, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes stock option pricing model with the following average assumptions: risk-free interest rate ranging from 6.0% to 6.5%, expected dividend yields of 0%, and weighted average expected lives of five years, for 2000, 1999, and 1998; and expected volatility of 121% for 2000 and 0% for both 1999 and 1998.

(10) Net Loss per Share

   For ShowCase, basic income (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share represents net income (loss) divided by the sum of the weighted average number of common shares outstanding plus shares derived from other potentially dilutive securities. For ShowCase, potentially dilutive securities include "in-the-money" fixed stock options and warrants and the amount of weighted average common shares which would be added by the conversion of outstanding convertible preferred stock. The number of shares added for stock options and warrants is determined by the treasury stock method, which assumes exercise of these options and the use of any proceeds from such exercise to repurchase a portion of these shares at the average market price for the period. When the results of operations are a loss, other potentially dilutive securities are not included in the calculation of loss per share.

   The total number of weighted average option and warrant shares excluded from the calculation of potentially dilutive securities either because the exercise price exceeded the average market price or because their inclusion in the calculation of net loss per share would have been antidilutive were 1,052,523, 792,138 and 902,469 for fiscal years 2000, 1999 and 1998, respectively.

   For the years ended March 31, 1999 and 1998, the effect of conversion of the Company's Series A and Series B convertible preferred stock was excluded from the calculation of net loss per diluted share because the resulting impact would have been antidilutive. The Series A and Series B convertible preferred stock were convertible into 1,895,028 and 864,198 common shares, respectively.

                     SHOWCASE CORPORATION AND SUBSIDIARIES

(11) Geographic Segment Data

   The operations of the Company are primarily conducted in the United States, the Company's domicile. Geographic data, determined by references to the location of the Company's operations, as of March 31, 2000 and 1999 and for each of the years for the three-year period ended March 31, 2000 is as follows (in thousands):

                                                         Year ended March 31,
                                                        -----------------------
                                                         2000    1999    1998
                                                        ------- ------- -------
      Revenues:
        U.S. operations................................ $27,662 $24,894 $17,890
        United Kingdom.................................   3,058   3,695   2,751
        France.........................................   3,528   3,166     360
        Germany........................................   2,882   1,777   1,102
        Other non-U.S. operations......................   2,393   1,987   1,652
                                                        ------- ------- -------
                                                        $39,523 $35,519 $23,755
                                                        ======= ======= =======

                                                                    March 31,
                                                                      2000
                                                                  -------------
                                                                   2000   1999
                                                                  ------ ------
      Tangible long-lived assets:
        U. S. operations......................................... $1,693 $1,736
        Non-U.S. operations......................................    395    356
                                                                  ------ ------
                                                                  $2,088 $2,092
                                                                  ====== ======

(12) Commitments

(a) Capital Leases

     The Company has entered into capital lease agreements for computers and software and office furniture and equipment. The following is a summary of the leased property (in thousands):

                                                                    March 31,
                                                                   ------------
                                                                   2000   1999
                                                                   -----  -----
      Computers and software...................................... $ 309  $ 645
      Office furniture and equipment..............................     7     52
                                                                   -----  -----
                                                                     316    697
      Less accumulated amortization...............................  (188)  (419)
                                                                   -----  -----
      Net property and equipment.................................. $ 128  $ 278
                                                                   =====  =====

     The following is a schedule of future minimum lease payments under capital leases with the present value of the minimum lease payments as of March 31, 2000 (in thousands):

      Total minimum lease payments for year ending March 31, 2001......... $ 83
      Less amount representing interest at 5% to 16%......................   (5)
      Present value of minimum lease payments.............................   78
      Less current portion................................................  (78)
                                                                           ----
                                                                           $--
                                                                           ====

                     SHOWCASE CORPORATION AND SUBSIDIARIES

(b) Operating Leases

     The Company leases certain office facilities and equipment under operating leases. Total lease expense aggregated $2,160,000, $1,858,000 and $1,363,000 in 2000, 1999 and 1998, respectively. Minimum future obligations as of March 31, 2000, including operating costs under non-cancelable leases, are approximately as follows (in thousands):

      Years ending March 31:
        2001............................................................. $1,345
        2002.............................................................    863
        2003.............................................................    422
        2004.............................................................    328
        Thereafter.......................................................     67
                                                                          ------
                                                                          $3,025
                                                                          ======

(c) Royalty Agreement

     The company is obligated to make royalty payments under certain distribution and license agreements. Minimum royalties required by these agreements in order for them to remain exclusive are $3,300,000 in 2001, increased by 30% per year for each year from 2002 to 2004. One of these agreements contains a buy-back clause under which the vendor would be required to pay the Company an amount, as defined in the agreement, to revoke the exclusive rights. This amount would be recognized as revenue if such revocation should occur. Royalty expense under these agreements was $2,841,000, $3,069,000 and $2,144,000 for years ending March 31, 2000, 1999 and 1998, respectively.

     During fiscal 2000, ShowCase entered into a distribution and license agreements with another software company, the board of directors of which includes the CEO of ShowCase. The Company prepaid royalties of $250,000 and there was no royalty expense under this agreement for the year ending
  March 31, 2000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   See the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," which are incorporated herein by reference to the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders. See also the section entitled "Executive Officers of the Company" appearing in Part I hereof.

Item 11. Executive Compensation

   See the section entitled "Director Compensation" and "Executive Compensation and Related Information," which are incorporated herein by reference to the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   See the section entitled "Stock Ownership of Certain Beneficial Owners and Management," which is incorporated herein by reference to the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Party Transactions

   See the section entitled "Certain Relationships and Related Party Transactions," which is incorporated herein by reference to the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)(1) The following consolidated financial statements are filed herewith in Item 8.

      (i)  Balance Sheets as of March 31, 2000 and 1999.

      (ii) Statements of Operations and Comprehensive Income (Loss) for the years ended March 31, 2000, 1999 and 1998.

      (iii) Statements of Stockholders' Equity for the years ended March 31, 2000, 1999 and 1998.

      (iv) Statements of Cash Flows for the years ended March 31, 2000, 1999 and 1998.

      (v) Notes to consolidated financial statements.

   (a)(2) Financial Statement Schedules

      Schedule II--Valuation and Qualifying Accounts

   (a)(3) Exhibits

            3.1 Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 filed with the SEC on April 28, 1999 (File No. 333-77223)).

            3.2 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-1 filed with the SEC on April 28, 1999 (File No. 333-77223)).

            4.1 Specimen of Common Stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed with the SEC on June 28, 1999 (File No. 333-77223)).

            4.2 Registration Rights Provisions for former preferred shareholders (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1 filed with the SEC on April 28, 1999 (File No. 333-77223)).

            10.1 Amended 1991 Long-Term Incentive and Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 filed with the SEC on April 28, 1999 (File No. 333-77223)).

            10.2  1999 Stock Incentive Plan (incorporated by reference to
                  Exhibit 10.2 to the Company's Registration Statement on Form S-1 filed with the SEC on April 28, 1999 (File No. 333-77223)).

            10.3 1999 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.3 to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed with the SEC on June 28, 1999 (File No. 333-77223)).

            10.4 Lease Agreement dated as of November 30, 1998 between Mortenson Properties, Inc. as Landlord and the Company as Tenant (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 filed with the SEC on April 28, 1999 (File No. 333-77223)).

            10.5 Employment Agreement dated as of November 22, 1993, between the Company and Kenneth H. Holec (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 filed with the SEC on April 28, 1999 (File No. 333-77223)).

            10.6 Service Agreement dated as of March 17, 1998, between the Company and Patrick Dauga (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 filed with the SEC on April 28, 1999 (File No. 333-77223)).

            10.7 Employment offer letter to Kevin R. Potrzeba dated as of August 23, 1996 (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 filed with the SEC on April 28, 1999 (File No. 333-77223)).

            10.8 Employment offer letter to Theresa Z. O'Neil dated as of October 28, 1999 (filed herewith).

            10.9 License Agreement, effective as of April 1, 1998, between the Company and Arbor Software Corporation (the "Hyperion License Agreement") (incorporated by reference to Exhibit
                  10.9 to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed with the SEC on June 28, 1999 (File No. 333-77223)).

            10.10 Amendment No. 1 to the Hyperion License Agreement, effective as of September 14, 1998, between the Company and Hyperion Solutions Corporation (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed with the SEC on June 28, 1999 (File No. 333-77223)).

            10.11 Software License and Marketing Agreement, effective as of January 4, 1996, between the Company and AppSource (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 filed with the SEC on April 28, 1999 (File No. 333-77223)).

            10.12 Amendment to AppSource/Showcase License Agreement, effective as of March 7, 1997 (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 filed with the SEC on April 28, 1999 (File No. 333-77223)).

            10.13 Amended and Restated License Agreement, dated as of February 16, 2000, between the Company and International Business Machines Corporation ("IBM") (filed herewith).*

            10.14 Outbound License Agreement, dated as of December 9, 1998, between the Company and IBM (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed with the SEC on June 28, 1999 (File No. 333-77223)).

            10.15 Marketing Relationship Agreement, dated as of May 22, 1997, between the Company and IBM (the "Marketing Relationship Agreement") (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 filed with the SEC on April 28, 1999 (File No. 333-77223)).

            10.16 Amendment No. 1, dated as of October 28, 1998, to Marketing Relationship Agreement between the Company and IBM (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed with the SEC on June 28, 1999 (File No. 333-77223)).

            10.17 Amendment No. 2, dated as of March 15, 1999, to Marketing Relationship Agreement between the Company and IBM (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed with the SEC on June 28, 1999 (File No. 333-77223)).

            10.18 License and Distribution Agreement, dated as of December 31, 1999, between the Company and IntraNet Solutions, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report for the quarter ended December 31, 1999).

            21.1 Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Registration Statement on Form S-1 filed with the SEC on April 28, 1999 (File No. 333-77223)).

            23.1  Consent of Independent Auditors (filed herewith).

            24.1  Power of Attorney (filed herewith).

            27.1  Financial Data Schedule (filed herewith).

            99.1  Cautionary Statement (filed herewith).
            --------
            * Confidential information has been omitted from such Exhibit and filed separately with the Commission pursuant to a confidential treatment request under Rule 24b-2 of the Exchange Act.

     (b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the last quarter of fiscal
  2000.

     (c)  See subitem (a.) above.

     (d)  See subitem (a.) above.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SHOWCASE CORPORATION

Dated: June 20, 2000                      By       /s/ Kenneth H. Holec
                                            ___________________________________
                                                    Kenneth H. Holec
                                              President and Chief Executive
                                                         Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                Name                              Title                Date

        /s/ Kenneth H. Holec            Chief Executive Officer      June 20,
-------------------------------------    and Director (Principal       2000
          Kenneth H. Holec               Executive Officer and
                                         Director)

         /s/ Craig W. Allen             Chief Financial Officer      June 20,
-------------------------------------    and Secretary                 2000
           Craig W. Allen                (Principal Financial
                                         and Accounting Officer)

                  *                     Director
-------------------------------------
            Promod Haque

                  *                     Director
-------------------------------------
        C. McKenzie Lewis III

                  *                     Director
-------------------------------------
             Jack Noonan

                  *                     Director
-------------------------------------
            William Binch

         /s/ Craig W. Allen             Dated: June 20, 2000
*By: ________________________________
           Craig W. Allen
          Attorney-in-Fact

Item 14(a) (2).  Financial Statement Schedule


                          INDEPENDENT AUDITORS' REPORT
                         ON FINANCIAL STATEMENT SCHEDULE



The Board of Directors
of ShowCase Corporation:


         Under date of May 2, 2000, we reported on the consolidated balance sheets of ShowCase Corporation and subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive income
(loss), stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 2000, as included in ShowCase Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index (see Item 14(a)(2)). This financial statement schedule is the responsibility of ShowCase Corporation's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

         In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                       /s/ KPMG LLP


Minneapolis, Minnesota
May 2, 2000

                              SHOWCASE CORPORATION

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                         Year ended March 31,
                                                      ------------------------
                                                        2000    1999     1998
                                                       ------  ------   ------
Allowance for Sales Returns:
   Balance at beginning of year....................    $  520  $  320   $  175
   Additions charged to revenue....................       472     319      445
   Returns.........................................      (592)   (119)    (300)
                                                       ------  ------   ------
                                                       $  400  $  520   $  320
                                                       ======  ======   ======

Allowance for Doubtful Accounts:
   Balance at beginning of year....................    $  285  $  180   $  125
   Additions charged to costs and expenses.........        45     163       55
   Write-offs......................................        -      (58)      -
                                                       ------  ------   ------
                                                       $  330  $  285   $  180
                                                       ======  ======   ======

                                  EXHIBIT INDEX

Number            Description
------            -----------

3.1 Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 filed with the SEC on April 28, 1999 (File No. 333-77223)).

3.2 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-1 filed with the SEC on April 28, 1999 (File No. 333-77223)).

4.1 Specimen of Common Stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed with the SEC on June 28, 1999 (File No. 333-77223)).

4.3 Registration Rights Provisions for former preferred shareholders (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1 filed with the SEC on April 28, 1999 (File No. 333-77223)).

10.1 Amended 1991 Long-Term Incentive and Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 filed with the SEC on April 28, 1999 (File No. 333-77223)).

10.2 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 filed with the SEC on April 28, 1999 (File No. 333-77223)).

10.3 1999 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.3 to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed with the SEC on June 28, 1999 (File No. 333-77223)).

10.4 Lease Agreement dated as of November 30, 1998 between Mortenson Properties, Inc. as Landlord and the Company as Tenant (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 filed with the SEC on April 28, 1999 (File No. 333-77223)).

10.5 Employment Agreement dated as of November 22, 1993, between the Company and Kenneth H. Holec (incorporated by reference to Exhibit
          10.5 to the Company's Registration Statement on Form S-1 filed with the SEC on April 28, 1999 (File No. 333-77223)).

10.6 Service Agreement dated as of March 17, 1998, between the Company and Patrick Dauga (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 filed with the SEC on April 28, 1999 (File No. 333-77223)).

10.7 Employment offer letter to Kevin R. Potrzeba dated as of August 23, 1996 (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 filed with the SEC on April 28, 1999 (File No. 333-77223)).

10.8 Employment offer letter to Theresa Z. O'Neil dated as of October 28, 1999 (filed herewith).

10.9 License Agreement, effective as of April 1, 1998, between the Company and Arbor Software Corporation (the "Hyperion License Agreement") (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed with the SEC on June 28, 1999 (File No. 333-77223)).

10.10 Amendment No. 1 to the Hyperion License Agreement, effective as of September 14, 1998, between the Company and Hyperion Solutions Corporation (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed with the SEC on June 28, 1999 (File No. 333-77223)).

10.11 Software License and Marketing Agreement, effective as of January 4, 1996, between the Company and AppSource (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 filed with the SEC on April 28, 1999 (File No. 333-77223)).

10.12 Amendment to AppSource/Showcase License Agreement, effective as of March 7, 1997 (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 filed with the SEC on April 28, 1999 (File No. 333-77223)).

10.13 Amended and Restated License Agreement, dated as of February 16, 2000, between the Company and International Business Machines Corporation ("IBM") (filed herewith).*

10.14 Outbound License Agreement, dated as of December 9, 1998, between the Company and IBM (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed with the SEC on June 28, 1999 (File No. 333-77223)).

10.15 Marketing Relationship Agreement, dated as of May 22, 1997, between the Company and IBM (the "Marketing Relationship Agreement") (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 filed with the SEC on April 28, 1999 (File No. 333-77223)).

10.16 Amendment No. 1, dated as of October 28, 1998, to Marketing Relationship Agreement between the Company and IBM (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed with the SEC on June 28, 1999 (File No. 333-77223)).

10.17 Amendment No. 2, dated as of March 15, 1999, to Marketing Relationship Agreement between the Company and IBM (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed with the SEC on June 28, 1999 (File No. 333-77223)).

10.18 License and Distribution Agreement, dated as of December 31, 1999, between the Company and IntraNet Solutions, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report for the quarter ended December 31, 1999).

21.1 Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Registration Statement on Form S-1 filed with the SEC on April 28, 1999 (File No. 333-77223)).

23.1      Consent of Independent Auditors (filed herewith).

24.1      Power of Attorney (filed herewith).

27.1      Financial Data Schedule (filed herewith).

99.1      Cautionary Statement (filed herewith).

----------

* Confidential information has been omitted from such Exhibit and filed separately with the Commission pursuant to a confidential treatment request under Rule 24b-2 of the Exchange Act.