Form 10-Q
period 2000-06-30
SHOWCASE CORP /MN
filed 2000-08-08
CIK 1060311

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE   SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     ____________________________________ to ________________________________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES     X       NO____
       ----

 Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                10,759,019 Common Shares as of August 2, 2000.

                               Table of Contents

                     SHOWCASE CORPORATION AND SUBSIDIARIES

                              Report on Form 10-Q
                               for quarter ended
                                 June 30, 2000


                                                                                                    Page
                                                                                                   ------
PART I.   FINANCIAL INFORMATION

      Item 1.        Financial Statements

                     Unaudited Consolidated Statements of Operations for the three months ended
                     June 30, 2000 and 1999                                                         2

                     Unaudited Consolidated Balance Sheets as of June 30, 2000 and March 31, 2000   3


                     Unaudited Consolidated Statements of Cash Flows for the three months ended
                     June 30, 2000 and 1999                                                         4

                     Notes to Unaudited Consolidated Financial Statements                           5


     Item 2.         Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                          6

     Item 3.         Quantitative and Qualitative Disclosure about Market Risk                     10

PART II.  OTHER INFORMATION

     Item 1.         Legal Proceedings                                                             10

     Item 2.         Changes in Securities and Use of Proceeds                                     10

     Item 3.         Defaults upon Senior Securities                                               10

     Item 4.         Submission of Matters to a Vote of Security Holders                           10

     Item 5.         Other Information                                                             10

     Item 6.         Exhibits and Reports on Form 8-K                                              10

                     SHOWCASE CORPORATION AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                   (in thousands, except per share amounts)

                                                                                Three Months Ended
                                                                                     June 30,
                                                               -------------------------------------------------
                                                                        2000                        1999
                                                               ---------------------      ----------------------
Revenues:
 License fees                                                                $ 5,508                     $ 6,065
 Maintenance and support fees                                                  4,251                       3,206
 Professional service fees                                                     1,653                       1,234
                                                               ---------------------      ----------------------
   Total revenues                                                             11,412                      10,505
                                                               ---------------------      ----------------------

Cost of revenues:
 License fees                                                                    830                       1,068
 Maintenance and support fees                                                    977                         824
 Professional service fees                                                     1,531                       1,032
                                                               ---------------------      ----------------------
   Total cost of revenues                                                      3,338                       2,924
                                                               ---------------------      ----------------------
Gross margin                                                                   8,074                       7,581
                                                               ---------------------      ----------------------

Operating expenses:
 Sales and marketing                                                           6,161                       5,275
 Product development                                                           1,584                       1,163
 General and administrative                                                    1,249                         941
                                                               ---------------------      ----------------------
   Total operating expenses                                                    8,994                       7,379
                                                               ---------------------      ----------------------
Operating income (loss)                                                         (920)                        202
                                                               ---------------------      ----------------------

Other income (expense), net:
 Interest expense                                                                 (3)                         (7)
 Interest and investment income                                                  437                         104
 Other income (expense), net                                                      (5)                          1
                                                               ---------------------      ----------------------
   Total other income (expense), net                                             429                          98
                                                               ---------------------      ----------------------
Net income (loss) before income taxes                                           (491)                        300
Income taxes                                                                     100                         115
                                                               ---------------------      ----------------------
Net income (loss)                                                            $  (591)                    $   185
                                                               =====================      ======================

Other comprehensive income (loss):
 Foreign currency translation adjustment                                          69                          34
 Unrealized holding gain (loss) on securities                                     (1)                         32
                                                               ---------------------      ----------------------
Comprehensive income (loss)                                                  $  (523)                    $   251
                                                               =====================      ======================

Net income (loss) per share:
 Basic                                                                         $(.06)                      $0.04
                                                               =====================      ======================
 Diluted                                                                       $(.06)                      $0.02
                                                               =====================      ======================
Weighted average shares outstanding used in
 computing basic net income (loss) per share                                  10,572                       4,542
Weighted average shares outstanding used in
 computing diluted net income (loss) per share                                10,572                       8,371

See accompanying notes to unaudited consolidated financial statements.

                     SHOWCASE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

               (in thousands, except share and per share amounts)

                                                                                  June 30, 2000            March 31, 2000
                                                                             ---------------------     --------------------
Assets                                                                             (Unaudited)
Current Assets:
 Cash and equivalents                                                                      $17,234                  $11,677
 Marketable securities                                                                      12,788                   18,387
 Accounts receivable, net                                                                    9,097                    8,848
 Prepaid expenses and other current assets                                                   1,720                    1,731
                                                                             ---------------------     --------------------
   Total current assets                                                                     40,839                   40,643
                                                                             ---------------------     --------------------
Property and equipment, net                                                                  1,965                    2,088
Goodwill, net of accumulated amortization                                                       41                       56
                                                                             ---------------------     --------------------
   Total assets                                                                            $42,845                  $42,787
                                                                             =====================     ====================
Liabilities and Stockholders' Equity
Current Liabilities:
 Accounts payable                                                                          $ 1,866                  $ 1,323
 Accrued liabilities                                                                         4,070                    4,333
 Current portion of long-term debt                                                               2                        2
 Current portion of obligations under capital leases                                            48                       78
 Deferred revenue                                                                           12,834                   12,778
                                                                             ---------------------     --------------------
   Total current liabilities                                                                18,820                   18,514
                                                                             ---------------------     --------------------

Deferred revenue, less current portion                                                         842                      914
                                                                             ---------------------     --------------------
   Total liabilities                                                                        19,662                   19,428
                                                                             ---------------------     --------------------

Commitments

Stockholders' equity:
 Common stock, $.01 par value, 50,000,000 shares authorized,
  10,749,759 and 10,522,113 shares issued and outstanding                                      107                      105
 Additional paid-in capital                                                                 31,760                   31,443
 Accumulated other comprehensive income:
  Cumulative translation adjustment                                                            192                      123
  Unrealized holding loss on securities                                                        (10)                      (9)
 Deferred compensation                                                                        (397)                    (426)
 Accumulated deficit                                                                        (8,469)                  (7,877)
                                                                             ---------------------     --------------------
   Total stockholders' equity                                                               23,183                   23,359
                                                                             ---------------------     --------------------
   Total liabilities and stockholders' equity                                              $42,845                  $42,787
                                                                             =====================     ====================

See accompanying notes to unaudited consolidated financial statements.

                     SHOWCASE CORPORATION AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                                         Three Months Ended
                                                                                               June 30,
                                                                                --------------------------------------
                                                                                     2000                   1999
                                                                                ----------------      ----------------
Cash flows from operating activities:
 Net income (loss)                                                                      $   (591)              $   185
 Adjustments to reconcile net income (loss)
  to cash used in operating activities:
   Depreciation and amortization                                                             222                   197
   Provision for returns and doubtful accounts, net of returns
     and write-offs                                                                           --                   (90)
   Deferred compensation amortization                                                         29                    21
   Loss on disposition of property and equipment                                               3                    --
   Changes in operating assets and liabilities, net of effect of foreign exchange rate changes:
      Accounts receivable                                                                   (249)                 (189)
      Prepaid expenses and other current assets                                               11                  (169)
      Accounts payable                                                                       543                  (271)
      Accrued liabilities                                                                   (263)                  217
      Deferred revenue                                                                       (16)               (1,113)
      Income taxes payable                                                                    --                  (295)
                                                                                ----------------      ----------------
          Net cash used in operating activities                                             (311)               (1,507)
                                                                                ----------------      ----------------

Cash flows from investing activities:
 Purchase of property and equipment                                                          (22)                 (280)
 Purchase of marketable securities                                                       (40,747)                   --
 Proceeds from maturities and sale of marketable securities                               46,346                    --
 Proceeds from sale of property and equipment                                                  2                    --
                                                                                ----------------      ----------------
        Net cash provided by (used in) investing activities                                5,579                  (280)
                                                                                ----------------      ----------------

Cash flows from financing activities:
 Proceeds from exercise of stock options                                                     319                     8
 Payments on long-term debt                                                                   --                    --
 Payments of capitalized lease obligations                                                   (30)                  (34)
                                                                                ----------------      ----------------
        Net cash provided by (used in) financing activities                                  289                   (26)
                                                                                ----------------      ----------------
Net increase (decrease) in cash                                                            5,557                (1,813)
Cash and equivalents, beginning of period                                                 11,677                 8,900
                                                                                ----------------      ----------------
Cash and equivalents, end of period                                                     $ 17,234               $ 7,087
                                                                                ================      ================
Supplemental disclosure of cash flow information:
 Cash paid during the three months for interest                                         $      3               $     7
                                                                                ================      ================
 Cash paid during the three months for income taxes                                     $     51               $   549
                                                                                ================      ================
 Cash received during the three months for income tax refunds                           $    221               $    --
                                                                                ================      ================


    See accompanying notes to unaudited consolidated financial statements.

                     SHOWCASE CORPORATION AND SUBSIDIARIES
             Notes to Unaudited Consolidated Financial Statements


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

     In June 2000, the SEC staff issued Staff Accounting Bulletin No. 101B, which deferred the required implementation date of Staff Accounting Bulletin No. 101 ("SAB 101"), as amended by SAB 101A. SAB 101, as amended, summarizes certain views of the SEC staff in applying generally accepted accounting principles to revenue recognition in financial statements. Implementation of SAB 101 by the Company was previously required in the quarter beginning April 1, 2000. Subject to SAB 101B, required implementation of SAB101 has been deferred to the quarter beginning January 1, 2001. The Company does not expect the SAB101 to have a material impact on its financial condition or results of operation.

(2)  Net Income (Loss) per Share

     Basic earnings (loss) per share represents net earnings (loss) divided by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share represents net earnings (loss) divided by the sum of the weighted average number of common shares outstanding plus shares derived from other potentially dilutive securities. Potentially dilutive securities include "in-the-money" fixed stock options and warrants. The number of shares added for stock options and warrants is determined by the treasury stock method, which assumes exercise of these options and warrants and the use of any proceeds from such exercise to repurchase a portion of these shares at the average market price for the period. When the results of operations are a loss, other potentially dilutive securities are not included in the calculation of loss per share.

     For the three months ended June 30, 2000, basic loss per share is the same as diluted loss per share because the effect of the inclusion of other potentially dilutive securities in the calculation of diluted loss per share was antidilutive. The number of option shares excluded from the calculation of potentially dilutive securities because either the exercise price exceeded the average market price or their inclusion in a calculation of net loss per share would have been antidilutive was 1,173,343 for the three months ended June 30, 2000.

(3)  Related Party Transactions

     In late June 2000, the Company licensed certain software to another software company, an executive officer of which is also a member of the board of directors of the Company. The company recognized $454,000 of license revenue related to this transaction in the quarter ended June 30, 2000. The Company also licensed certain software from this software company for which the Company paid $485,000 during the quarter ended June 30, 2000. The Company will amortize this amount over the one-year contract period of the license.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     All statements, trend analysis and other information contained in the following discussion relative to markets for our products and trends in revenues, gross margins and anticipated expense levels, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions constitute forward-looking statements. These forward-looking statements are subject to business and economic risks and uncertainties, including but not limited to those described in Exhibit 99.1 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2000 on file with the Securities and Exchange Commission. Our actual results of operations may differ materially from those contained in the forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update these forward-looking statements, or to update the reasons why actual results could differ from those projected in these forward-looking statements.

Overview

     ShowCase develops, markets and supports a fully integrated, end-to-end, business intelligence solution for IBM AS/400 customers. Our ShowCase STRATEGY product suite and related services are designed to enable organizations to rapidly implement business intelligence solutions that create increased value from their operational and customer data. The sophisticated data warehousing and management capabilities of our product suite provide our clients with highly scalable and tightly integrated solutions. Our products enable enterprise-wide distribution of information and allow end-user access and analysis through familiar applications and Internet browsers.

Results of Operations For the Three Months Ended June 30, 2000 and 1999

     The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated.

                                                                Three Months Ended June 30,
                                                      ---------------------------------------------
As a Percentage of Total Revenues:                            2000                      1999
                                                      -------------------      --------------------
Revenues:
 License fees                                                        48.3%                     57.7%
 Maintenance and support                                             37.3                      30.5
 Professional service fees                                           14.5                      11.7
                                                      -------------------      --------------------
   Total revenues                                                   100.0                     100.0

Cost of revenues:
 License fees                                                         7.3                      10.2
 Maintenance and support                                              8.6                       7.8
 Professional service fees                                           13.4                       9.8
                                                      -------------------      --------------------
   Total cost of revenues                                            29.2                      27.8
                                                      -------------------      --------------------
Gross margin                                                         70.8                      72.2

Operating expenses:
 Sales and marketing                                                 54.0                      50.2
 Product development                                                 13.9                      11.1
 General and administrative                                          10.9                       9.0
                                                      -------------------      --------------------
   Total operating expenses                                          78.8                      70.2
                                                      -------------------      --------------------
Operating income (loss)                                              (8.1)                      1.9
Other income (expense), net                                           3.8                       0.9
                                                      -------------------      --------------------
Net income (loss) before income taxes                                (4.3)                      2.9
Income taxes                                                          0.9                       1.1
                                                      -------------------      --------------------
Net income (loss)                                                    (5.2)%                     1.8%
                                                      ===================      ====================

Revenues

     Total revenues. Total revenues increased to $11.4 million for the three months ended June 30, 2000 from $10.5 million for the three months ended June 30, 1999, representing an increase of 8.6%.

     License fees. License fee revenues decreased to $5.5 million for the three months ended June 30, 2000 from $6.1 million for the three months ended June 30, 1999, representing a decrease of 9.2%. License fee revenues as a percentage of total revenues were 48.3% and 57.7% for the three months ended June 30, 2000 and 1999, respectively. The decrease in license fee revenues is largely attributable to a decrease in the number of licenses sold, due primarily to the impact of clients and prospects delaying or canceling purchase decisions due to Year 2000.

     Revenues from Essbase/400 licenses comprise a significant percentage of total license fee revenues. License fees for this product were 37.5% and 43.6% of license fee revenues for the three months ended June 30, 2000 and 1999, respectively.

     License fee revenues derived from our indirect distribution channels were 14.7% and 17.8% of license fee revenues for the three months ended June 30, 2000 and 1999, respectively.

     Maintenance and support. Maintenance and support revenues increased to $4.3 million for the three months ended June 30, 2000 from $3.2 million for the three months ended June 30, 1999, representing and increase of 32.6%. Maintenance and support revenues as a percentage of total revenues were 37.3% and 30.5% for the three months ended June 30, 2000 and 1999, respectively. This increase in maintenance and support revenues was largely a result of the renewal of maintenance and support contracts as our installed base continued to grow, as well as new maintenance and support contracts associated with new product licenses.

     Professional service fees. Professional service fee revenues increased to $1.7 million for the three months ended June 30, 2000 from $1.2 million for the three months ended June 30, 1999, representing an increase of 34.0%. Professional service revenues as a percentage of total revenues were 14.5% and 11.7% for the three months ended June 30, 2000 and 1999, respectively. This increase in professional service revenues was largely a result of the service revenues associated with the sale of new product licenses and from the completion of an IBM service engagement.

     Revenues from clients outside North America represented 36.1% and 31.3% of our total revenues for the three months ended June 30, 2000 and 1999, respectively. A majority of this revenue was derived from European sales.

Costs of Revenues

     Cost of license fees. Cost of license fees consists primarily of the costs of product manuals, media, packaging, shipping and royalties paid to third parties. Cost of license fees decreased to $830,000 for the three months ended June 30, 2000 from $1.1 million for the three months ended June 30, 1999, representing 15.1% and 17.6% of total license fees for such periods, respectively. The decrease in cost of license fees was primarily attributable to the decrease in the percentage of revenues from our Essbase/400 product, for which we pay royalties.

     Cost of maintenance and support. Cost of maintenance and support revenues consists primarily of personnel costs associated with providing maintenance and support services, particularly with respect to Essbase/400. Cost of maintenance and support revenues increased to $1.0 million for the three months ended June 30, 2000 from $824,000 for the three months ended June 30, 1999, representing 23.0% and 25.7% of total maintenance and support revenues for such periods, respectively. The increase in cost of maintenance and support is primarily due to additional staffing and the increase in the payment of third-party maintenance and support fees with respect to Essbase/400.

     Cost of professional service fees. Cost of professional service fees consists primarily of the cost of providing training and consulting services. Cost of professional service fees increased to $1.5 million for the three months ended June 30, 2000 from $1.0 million for the three months ended June 30, 1999, representing 92.6% and 83.6% of professional service fees for such periods, respectively. The increase in cost of professional service fees was primarily due to the expansion of professional services staff.

Operating Expenses

     Sales and marketing. Sales and marketing expenses consist primarily of salaries, benefits, bonuses, commissions and travel and promotional expenses. Sales and marketing expenses increased to $6.2 million for the three months ended June 30, 2000 from $5.3 million for the three months ended June 30, 1999, representing 54.0% and 50.2% of total revenues for such periods, respectively. This increase reflects the expansion of a direct field sales force and the hiring of additional sales and marketing personnel and, to a lesser extent, an increase in promotional activities.

     Product development. Product development expenses consist primarily of development personnel compensation and related costs associated with the development of new products, the enhancement of existing products, quality assurance and testing. Product development expenses increased to $1.6 million for the three months ended June 30, 2000 from $1.2 million for the three months ended June 30, 1999, representing 13.9% and 11.1% of total revenues for such periods, respectively. This increase was due to expenses associated with the development of new products and the hiring of additional personnel. Product development costs are expensed as incurred.

     General and administrative. General and administrative expenses consist primarily of salaries of executive, financial, human resources and information services personnel as well as outside professional fees. General and administrative expenses increased to $1.2 million for the three months ended June 30, 2000 from $941,000 for the three months ended June 30, 1999, representing 10.9% and 9.0% of total revenues for such periods, respectively. This increase in dollar amount was primarily due to increased staffing and related expenses necessary to manage and support the expansion of operations.

Other Income

     Other income consists primarily of earnings from investments and sales of securities, net of any interest expense. Other income increased to $429,000 for the three months ended June 30, 2000 from $98,000 for the three months ended June 30, 1999. The increase in other income is primarily due to earnings on the proceeds from the Company's initial public offering in fiscal 2000.

Provision for Income Taxes

     Income taxes decreased to $100,000 for the three months ended June 30, 2000 from $115,000 for the three months ended June 30, 1999, primarily due to lower foreign income taxes paid which could not be realized as tax credits in the United States due to our consolidated losses from operations.

Liquidity and Capital Resources

     To date, the Company has financed its business through cash provided by operations, the sale of equity securities and bank borrowings. Operating activities used cash of $311,000 for the three months ended June 30, 2000 and $1.5 million for the three months ended June 30, 1999. This decrease in cash used in operations was due primarily to the loss in the quarter ended June 30, 2000 offset by an increase in accounts payable.

     Investing activities provided cash of $5.6 million for the three months ended June 30, 2000 and used cash of $280,000 for the three months ended June 30, 1999. The cash provided by financing activities for the three months ended June 30, 2000 was related to the purchase and maturing of marketable securities. The principal use of cash in investing activities was for capital expenditures related to the acquisition of computer equipment and furniture required to support the expansion of our operations.

     Financing activities provided cash of $289,000 and used cash of $26,000 in the three months ended June 30, 2000 and 1999, respectively. For the three months ended June 30, 2000, cash provided by financing activities consisted primarily of the receipt of proceeds from the exercise of stock options and the purchase of stock under the employee stock purchase plan. For the three months ended June 30, 1999, cash used by financing activities consisted primarily of long-term debt repayment and payments under capitalized lease obligations.

     Our sources of liquidity at June 30, 2000 consisted principally of cash and marketable securities of $30.0 million. Cash equivalents are comprised primarily of investment-grade commercial paper with varying terms of three months or less. The Company intends to continue to review potential acquisitions and business alliances that it believes would enhance its growth or profitability. We believe that current cash, cash equivalents, and marketable securities, and the funds generated from our operations, if any, will be sufficient to fund operations for at least the next twelve months.

Item 3.  Quantitative and Qualitative Disclosure About Market Risks

There were no material changes in our market risk during the three months ended June 30, 2000.


                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         We are not a party to any material legal proceedings.


Item 2.  Changes in Securities and Use of Proceeds

         Our registration statement, filed on Form S-1 under the Securities Act (File No. 333-77223), for the initial public offering of our common stock became effective June 29, 1999. We have invested the net proceeds from the offering of approximately $24.4 million in marketable securities pending the use of such proceeds. We expect to use the net offering proceeds for general corporate purposes, including the expansion of our direct sales force, product development and working capital. A portion of the proceeds may also be used to acquire businesses or technologies that are complementary to ours. There are no current agreements with respect to any material acquisitions.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              27.1 -- Financial Data Schedule

         (b)  Reports on Form 8-K:

              None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  August 7, 2000                    By: /s/ Craig W. Allen
                                             ------------------
                                             Craig W. Allen
                                             Chief Financial Officer
                                             (Duly authorized officer and
                                             principal financial and
                                             accounting officer)

                                 EXHIBIT INDEX
                                 -------------



27.1 Financial Data Schedule