Form 10-Q
period 2000-09-30
SHOWCASE CORP /MN
filed 2000-11-09
CIK 1060311

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ to _________________


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
YES     X      NO
     -------      ------

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                10,782,103 Common Shares as of October 31, 2000.

                                Table of Contents

                      SHOWCASE CORPORATION AND SUBSIDIARIES

                               Report on Form 10-Q
                                for period ended
                               September 30, 2000

                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Consolidated Statements of Operations for the three and
               six months ended September 30, 2000 and 1999                    2

               Consolidated Balance Sheets as of September 30, 2000 and
               March 31, 2000                                                  3

               Consolidated Statements of Cash Flows for the six months
               ended September 30, 2000 and 1999                               4

               Notes to Consolidated Financial Statements                      5

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                             7

      Item 3.  Quantitative and Qualitative Disclosure About Market Risks     12

PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings                                              12

      Item 2.  Changes in Securities and Use of Proceeds                      12

      Item 3.  Defaults upon Senior Securities                                12

      Item 4.  Submission of Matters to a Vote of Security Holders            12

      Item 5.  Other Information                                              13

      Item 6.  Exhibits and Reports on Form 8-K                               13

                      SHOWCASE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                         Three Months Ended       Six Months Ended
                                            September 30,           September 30,
                                        --------------------    --------------------
                                          2000        1999        2000        1999
                                        --------    --------    --------    --------
Revenues:
   License fees                         $  6,475    $  4,027    $ 11,984    $ 10,092
   Maintenance and support                 4,532       3,301       8,783       6,507
   Professional service fees               1,515       1,178       3,168       2,412
                                        --------    --------    --------    --------
       Total revenues                     12,522       8,506      23,935      19,011
                                        --------    --------    --------    --------

Cost of revenues:
   License fees                            1,101         766       1,930       1,835
   Maintenance and support                   972         753       1,949       1,577
   Professional service fees               1,491       1,112       3,023       2,144
                                        --------    --------    --------    --------
       Total cost of revenues              3,564       2,631       6,902       5,556
                                        --------    --------    --------    --------
Gross margin                               8,958       5,875      17,033      13,455
                                        --------    --------    --------    --------

Operating expenses:
   Sales and marketing                     6,009       5,234      12,170      10,508
   Product development                     1,565       1,247       3,150       2,410
   General and administrative              1,217       1,136       2,465       2,077
                                        --------    --------    --------    --------
       Total operating expenses            8,791       7,617      17,785      14,995
                                        --------    --------    --------    --------
Operating income (loss)                      167      (1,742)       (752)     (1,540)
                                        --------    --------    --------    --------

Other income (expense), net:
   Interest expenses                          (2)         (4)         (5)        (10)
   Interest income                           465         366         902         470
   Other income (expense), net               (39)         --         (45)          1
                                        --------    --------    --------    --------
       Total other income (expense), net     424         362         852         461
                                        --------    --------    --------    --------
Net income (loss) before income taxes        591      (1,380)        100      (1,079)
Income taxes                                 200         185         300         300
                                        --------    --------    --------    --------
Net income (loss)                       $    391    $ (1,565)   $   (200)   $ (1,379)
                                        --------    --------    --------    --------

Other comprehensive income (loss):
   Foreign currency translation
      adjustment                             (60)         (6)          9          28
   Unrealized holding gain
      on securities                            4          40           3          72
                                        --------    --------    --------    --------
Comprehensive income (loss)             $    335    $ (1,531)   $   (188)   $ (1,279)
                                        ========    ========    ========    ========

Net income (loss) per share:
   Basic                                $   0.04    $  (0.15)   $  (0.02)   $  (0.19)
                                        ========    ========    ========    ========
   Diluted                              $   0.03    $  (0.15)   $  (0.02)   $  (0.19)
                                        ========    ========    ========    ========
Weighted average shares outstanding
   used in computing basic net income
   (loss) per share                       10,760      10,139      10,667       7,341
Weighted average shares outstanding
   used in computing diluted net
   income (loss) per share                11,352      10,139      10,667       7,341


      See accompanying notes to unaudited consolidated financial statements

                      SHOWCASE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
               (in thousands, except share and per share amounts)

                                                              September 30,  March 31,
                                                                   2000        2000
                                                                 --------    --------
Assets
Current Assets:
   Cash and equivalents                                          $ 13,289    $ 11,677
   Marketable securities                                           14,716      18,387
   Accounts receivable, net                                        11,217       8,848
   Prepaid expenses and other current assets                        1,494       1,731
                                                                 --------    --------
       Total current assets                                        40,716      40,643
                                                                 --------    --------
Property and equipment, net                                         1,792       2,088
Purchased software, net                                             1,000          --
Goodwill, net of accumulated amortization                              26          56
                                                                 --------    --------
       Total assets                                              $ 43,534    $ 42,787
                                                                 ========    ========
Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable                                              $  1,714    $  1,323
   Accrued liabilities                                              5,352       4,333
   Current portion of long-term debt                                   --           2
   Current portion of obligations under capital leases                 25          78
   Deferred revenue                                                12,134      12,778
                                                                 --------    --------
       Total current liabilities                                   19,225      18,514
                                                                 --------    --------

Deferred revenue, less current portion                                744         914
                                                                 --------    --------
       Total liabilities                                           19,969      19,428
                                                                 --------    --------

Stockholders' Equity:
   Common stock, $.01 par value, 50,000,000 shares authorized,
     10,764,129 and 10,522,113 shares issued and outstanding          108         105
   Additional paid-in capital                                      31,777      31,443
   Accumulated other comprehensive income:
     Cumulative translation adjustment                                132         123
     Unrealized holding loss on securities                             (6)         (9)
   Deferred compensation                                             (368)       (426)
   Accumulated deficit                                             (8,078)     (7,877)
                                                                 --------    --------
       Total stockholders' equity                                  23,565      23,359
                                                                 --------    --------
       Total liabilities and stockholders' equity                $ 43,534    $ 42,787
                                                                 ========    ========

     See accompanying notes to unaudited consolidated financial statements.

                      SHOWCASE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                         Six Months Ended
                                                                           September 30,
                                                                      ----------------------
                                                                         2000         1999
                                                                      ---------    ---------
Cash flows from operating activities:
   Net loss                                                           $    (200)   $  (1,379)
   Adjustments to reconcile net loss
     to cash used in operating activities:
       Depreciation and amortization                                        459          375
       Provision for returns and doubtful accounts, net of returns
         and writeoffs                                                       --          (90)
       Deferred income taxes                                                 --          330
       Deferred compensation amortization and expense related to
         cashless exercise of warrants                                       58          129
       Loss on the disposal of property and equipment                         3            3
       Changes in operating assets and liabilities, net of effect of foreign exchange rate changes:
           Accounts receivable                                           (2,369)         250
           Prepaid expenses                                                (114)        (118)
           Income taxes receivable                                          351         (238)
           Accounts payable                                                 391         (349)
           Accrued liabilities                                              915          271
           Deferred revenue                                                (813)      (1,153)
           Income taxes payable                                             104         (294)
                                                                      ---------    ---------
                  Net cash used in operating activities                  (1,215)      (2,263)
                                                                      ---------    ---------

Cash flows from investing activities:
   Purchase of property and equipment                                      (129)        (370)
   Purchase of marketable securities                                    (98,388)     (63,621)
   Sale and maturity of marketable securities                           102,062       38,192
   Purchase of software license                                          (1,000)          --
   Proceeds from sale of property and equipment                               2           --
                                                                      ---------    ---------
                Net cash provided by (used in) investing activities       2,547      (25,799)
                                                                      ---------    ---------

Cash flows from financing activities:
   Proceeds from exercise of stock options                                  336           26
   Proceeds from initial public offering, net of expenses                    --       24,350
   Payments under lease obligations                                         (56)         (76)
                                                                      ---------    ---------
                Net cash provided by financing activities                   280       24,300
                                                                      ---------    ---------
Net increase (decrease) in cash                                           1,612       (3,762)
Cash, beginning of period                                                11,677        8,900
                                                                      ---------    ---------
Cash, end of period                                                   $  13,289    $   5,138
                                                                      =========    =========
Supplemental disclosure of cash flow information:
   Cash paid during the six months for interest                       $       5    $      10
                                                                      =========    =========
   Cash paid during the six months for income taxes                   $      75    $     642
                                                                      =========    =========
   Cash received during the six months from income tax refunds        $     234    $      --
                                                                      =========    =========

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

         In June 2000, the SEC staff issued Staff Accounting Bulletin No. 101B, which deferred the required implementation date of Staff Accounting Bulletin No. 101 ("SAB 101"), as amended by SAB 101A. SAB 101, as amended, summarizes certain views of the SEC staff in applying generally accepted accounting principles to revenue recognition in financial statements. Implementation of SAB 101 by the Company was previously required in the quarter beginning April 1, 2000. Subject to SAB 101B, required implementation of SAB 101 has been deferred to the quarter beginning January 1, 2001. The Company does not expect SAB 101 to have a material impact on its financial condition or results of operation.

(2)      Net Income (Loss) per Share

         Basic income (loss) per share represents net income (loss) divided by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share represents net income (loss) divided by the sum of the weighted average number of shares of common stock outstanding plus shares derived from other potentially dilutive securities. For the Company, potentially dilutive securities include "in-the-money" fixed stock options and warrants. The number of shares added for stock options and warrants is determined by the treasury stock method, which assumes exercise of these options and warrants and the use of any proceeds from such exercise to repurchase a portion of these shares at the average market price for the period. When the results of operations are a loss, other potentially dilutive securities are not included in the calculation of loss per share.

         For the three months ended September 30, 1999 and the six months ended September 30, 2000 and 1999, basic loss per share is the same as diluted loss per share because the effect of the inclusion of other potentially dilutive securities in the calculation of diluted loss per share was antidilutive.

         The number of option shares excluded from the calculation of potentially dilutive securities either because the exercise price exceeded the average market price or because their inclusion in a calculation of net loss per share would have been antidilutive was 189,996 and 1,148,689 for the three months ended September 30, 2000 and 1999, respectively, and 781,690 and 1,125,701 for the six months ended September 30, 2000 and 1999, respectively.

(3)      Related Party Transactions

         In late September 2000, the Company licensed certain software from another software company, an executive of which is also a member of the board of directors of the Company, for $1,000,000. The Company will amortize this software over a three-year period.

(4)      Subsequent Event--Merger with SPSS

         On November 6, 2000, the Company and SPSS Inc. ("SPSS") entered into a merger agreement relating to the acquisition of the Company by SPSS. Under the terms of the agreement, SPSS will issue one share of its common stock in return for every three outstanding shares of the Company's stock. The merger is subject to approval by the shareholders of the Company and SPSS, the effectiveness of a Form S-4 registration statement to be filed with the Securities and Exchange Commission and other customary closing conditions. The merger is expected to close in the first calendar quarter of 2001.

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

Recent Development

         On November 6, 2000, the Company and SPSS Inc. ("SPSS") entered into a Merger Agreement relating to the merger of the Company with a wholly owned subsidiary of SPSS. The merger is subject to approval by the shareholders of the Company and SPSS, the effectiveness of a Form S-4 registration statement to be filed with the Securities and Exchange Commission and other customary closing conditions. The merger is expected to close in the first calendar quarter of 2001.

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

Results of Operations

         The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated.

                                      Three Months Ended  Six Months Ended
                                         September 30,      September 30,
                                        --------------     ---------------
                                         2000     1999      2000      1999
                                        -----    -----     -----     -----
As a Percentage of Total Revenues:
Revenues:
   License fees                          51.7%    47.3%     50.1%     53.1%
   Maintenance and support               36.2     38.8      36.7      34.2
   Professional service fees             12.1     13.8      13.2      12.7
                                        -----    -----     -----     -----
       Total revenues                   100.0    100.0     100.0     100.0

Cost of revenues:
   License fees                           8.8      9.0       8.1       9.7
   Maintenance and support                7.8      8.9       8.1       8.3
   Professional service fees             11.9     13.1      12.6      11.3
                                        -----    -----     -----     -----
       Total cost of revenues            28.5     30.9      28.8      29.2
                                        -----    -----     -----     -----
Gross margin                             71.5     69.1      71.2      70.8

Operating expenses:
   Sales and marketing                   48.0     61.5      50.8      55.3

   Product development                   12.5     14.7      13.2      12.7
   General and administrative             9.7     13.4      10.3      10.9
                                        -----    -----     -----     -----
       Total operating expenses          70.2     89.5      74.3      78.9
                                        -----    -----     -----     -----
Operating income (loss)                   1.3    (20.5)     (3.1)     (8.1)
Other income (expense), net               3.4      4.3       3.6       2.4
                                        -----    -----     -----     -----
Net income (loss) before income taxes     4.7    (16.2)      0.5      (5.7)
Income taxes                              1.6      2.2       1.3       1.6
                                        -----    -----     -----     -----
Net income (loss)                         3.1%   (18.4)%    (0.8)%    (7.3)%
                                        =====    =====     =====     =====

Revenues

         Total revenues. Total revenues increased to $12.5 million for the three months ended September 30, 2000 from $8.5 million for the three months ended September 30, 1999, representing an increase of 47.2%. For the six months ended September 30, 2000, total revenues increased to $23.9 million from $19.0 million for the six months ended September 30, 1999, an increase of 25.9%.

         License fees. License fee revenues increased to $6.5 million for the three months ended September 30, 2000 from $4.0 million for the three months ended September 30, 1999, representing an increase of 60.7%. License fee revenues increase to $12.0 million for the six months ended September 30, 2000 from $10.1 million for the six months ended September 30, 1999, representing an increase of 18.7%. This increase in license fee revenue is largely attributable to an increase in the number of licenses sold by our expanded direct sales force. License fee revenues as a percentage of total revenues were 51.7% and 47.3% for the three months ended September 30, 2000 and 1999, respectively, and 50.1% and 53.1% for the six months ended September 30, 2000 and 1999, respectively.

         License fee revenues from our Essbase/400 product represented 37.2% and 38.6% of our total license fee revenues for the three months ended September 30, 2000 and 1999, respectively, and 37.3% and 41.6% for the six months ended September 30, 2000 and 1999, respectively.

         License fee revenues derived from our indirect distribution channels were 19.0% and 22.2% of license fee revenues for the three months ended September 30, 2000 and 1999, respectively and 17.0% and 19.6% for the six months ended September 30, 2000 and 1999, respectively.

         Maintenance and support. Maintenance and support revenues increased to $4.5 million for the three months ended September 30, 2000 from $3.3 million for the three months ended September 30, 1999, representing an increase of 37.3%. For the six months ended September 30, 2000, maintenance and support revenues increased to $8.8 million from $6.5 million for the six months ended September 30, 1999, an increase of 35.0%. Maintenance and support revenues as a percentage of total revenues were 36.2% and 38.8% for the three months ended September 30, 2000 and 1999, respectively, and 36.7% and 34.2% for the six months ended September 30, 2000 and 1999, respectively. These increases in maintenance and support revenues were largely a result of the renewal of maintenance and support contracts, as well as new maintenance and support contracts associated with new product licenses.

         Professional service fees. Professional service fee revenues increased to $1.5 million for the three months ended September 30, 2000 from $1.2 million for the three months ended September 30, 1999, representing an increase of 28.6%. For the six months ended September 30, 2000, professional service fee revenues increased to $3.2 million from $2.4 million for the six months ended September 30, 1999, an increase of 31.3%. Professional service fee revenues as a percentage of total revenues were 12.1% and 13.8% for the three months ended September 30, 2000 and 1999, respectively, and 13.2% and 12.7% for the six months ended September 30, 2000 and 1999, respectively. These increases in professional service fee revenues were largely a result of revenues associated with the sale of new product licenses.

         Revenues from clients outside North America represented 33.6% and 45.9% of our total revenues for the three months ended September 30, 2000 and 1999, respectively, and 34.8% and 37.8% for the six months ended September 30, 2000 and 1999, respectively. A majority of this revenue was derived from European sales.

Costs of Revenues

         Cost of license fees. Cost of license fees consists primarily of the costs of product manuals, media, packaging, shipping and royalties paid to third parties. Cost of license fees increased to $1.1 million for the three months ended September 30, 2000 from $.8 million for the three months ended September 30, 1999, representing 17.0% and 19.0% of license fee revenues for these periods, respectively. Cost of license fees increased to $1.9 million for the six months ended September 30, 2000 from $1.8 million for the six months ended September 30, 1999, representing 16.1% and 18.2% of license fee revenues for these periods, respectively. These increases in cost of license fees in dollar amount were primarily attributable to higher license fee revenues. We anticipate that cost of license fees will increase in dollar amount in future periods as license fee revenues increase. Cost of license fees as a percentage of license fee revenues may increase if we enter into additional royalty arrangements or if sales of Essbase/400 or other products which carry a royalty obligation increase as a percentage of license fee revenues.

         Cost of maintenance and support. Cost of maintenance and support consists primarily of personnel costs associated with providing maintenance and support services and payments to third parties to provide maintenance and support, particularly with respect to Essbase/400. Cost of maintenance and support increased to $1.0 million for the three months ended September 30, 2000 from $0.8 million for the three months ended September 30, 1999, representing 21.4% and 22.8% of maintenance and support revenues for these periods, respectively. Cost of maintenance and support increased to $2.0 million for the six months ended September 30, 2000 from $1.6 million for the six months ended September 30, 1999, representing 22.2% and 24.2% of maintenance and support revenues for these periods, respectively. These increases in cost of maintenance and support in dollar amount were primarily due to the hiring of additional personnel. We anticipate that cost of maintenance and support will increase in dollar amount in future periods as maintenance and support revenues increase.

         Cost of professional service fees. Cost of professional service fees consists primarily of the costs of providing training and consulting services. Cost of professional service fees increased to $1.5 million for the three months ended September 30, 2000 from $1.1 million for the three months ended September 30, 1999, representing 98.4% and 94.4% of professional service fee revenues for these periods, respectively. Cost of professional service fees increased to $3.0 million for the six months ended September 30, 2000 from $2.1 million for the six months ended September 30, 1999, representing 95.4% and 88.9% of professional service fee revenues for these periods, respectively. These increases in cost of professional service fees were primarily due to the expansion of our professional services staff. We anticipate that cost of professional service fees will increase in dollar amount in future periods as professional service fee revenues increase.

Operating Expenses

         Sales and marketing. Sales and marketing expenses consist primarily of salaries, benefits, bonuses, commissions and travel and promotional expenses. Sales and marketing expenses increased to $6.0 million for the three months ended September 30, 2000 from $5.2 million for the three months ended September 30, 1999, representing 48.0% and 61.5% of total revenues for these periods, respectively. Sales and marketing expenses increased to $12.2 million for the six months ended September 30, 2000 from $10.5 million for the six months ended September 30, 1999, representing 50.8% and 55.3% of total revenues for these periods, respectively. These increases in sales and marketing expenses in dollar amount reflect the hiring of additional sales and marketing personnel and expanded promotional activities. Sales and marketing expenses decreased as a percentage of total revenues primarily due to faster revenue growth during the three and six months ended September 30, 2000. We anticipate that sales and marketing expenses will increase in dollar amount in future periods.

         Product development. Product development expenses consist primarily of development personnel compensation and related costs associated with the development of new products, the enhancement of existing products, quality assurance and testing. Product development expenses increased to $1.6 million for the three months ended September 30, 2000 from $1.2 million for the threes months ended September 30, 1999, representing 12.5% and 14.7% of total revenues for these periods, respectively. Product development expenses increased to $3.2 million for the six months ended September 30, 2000 from $2.4 million for the six months ended September 30, 1999, representing 13.2% and 12.7% of total revenues for these periods, respectively. These increases in dollar amount were due to expenses associated with the development of new products and the hiring of additional personnel. We anticipate that we will continue to devote substantial resources to product development efforts and that product development expenses will increase in dollar amount in future periods. To date, all product development costs have been expensed as incurred.

         General and administrative. General and administrative expenses consist primarily of salaries of executive, financial, human resources and information services personnel as well as outside professional fees. General and administrative expenses increased to $1.2 million for the three months ended September 30, 2000 from $1.1 million for the three months ended September 30, 1999, representing 9.7% and 13.4% of total revenues for these periods, respectively. General and administrative expenses increased to $2.5 million for the six months ended September 30, 2000 from $2.1 million for the six months ended September 30, 1999, representing 10.3% and 10.9% of total revenues for these periods, respectively. These increases in dollar amount were primarily due to increased staffing and related expenses necessary to manage and support the expansion of operations. General and administrative expenses decreased as a percentage of total revenues primarily due to faster revenue growth during the three and six months ended September 30, 2000. We anticipate that general and administrative expenses will increase in dollar amount in the future as a result of increased personnel and infrastructure costs necessary to support the expansion of operations.

Other Income

         Other income consisted primarily of interest income and interest expense. Other income increased to $424,000 for the three months ended September 30, 2000 from $362,000 for the three months ended September 30, 1999. Other income increased to $852,000 for the six months ended September 30, 2000 from $461,000 for the six months ended September 30, 1999. The increase in other income is primarily due to earnings on the proceeds from the Company's initial public offering in fiscal 2000.

Provision for Income Taxes

         Income taxes increased to $200,000 for the three months ended September 30, 2000 from $185,000 for the three months ended September 30, 1999. Income taxes remained at $300,000 for the six months ended September 30, 2000 and 1999.

Liquidity and Capital Resources

         To date, the Company has financed its business through cash provided by operations, the sale of equity securities and bank borrowings. Operating activities used cash of $1.2 million for the six months ended September 30, 2000 and used cash of $2.3 million for the six months ended September 30, 1999. The decrease in cash from operating activities for the six months ending September 30, 2000 was due primarily to increased accounts receivable and a decrease in deferred revenue partially offset by an increase in income taxes payable and increase in accounts payable and accrued liabilities. The decrease in cash from operating activities for the six months ending September 30, 1999 was due primarily to a net loss of $1.4 million and a decrease in deferred revenue.

         Investing activities provided cash of $2.5 million for the six months ended September 30, 2000 and used cash of $25.8 million for the six months ended September 30, 1999. The principal source of cash in investing activities for the six months ended September 30, 2000 was maturity of marketable securities offset by the purchase of software rights and capital expenditures related to the acquisition of computer equipment and furniture required to support the expansion of our operations. The principal use of cash in investing activities for the six months ended September 30, 1999 was the investment of the proceeds from our initial public offering and capital expenditures related to the acquisition of computer equipment and furniture required to support the expansion of our operations.

         Financing activities provided cash of $280,000 and $24.3 million in the six months ended September 30, 2000 and 1999, respectively. For the six months ended September 30, 2000, cash provided by financing activities consisted primarily of the receipt of proceeds from the exercise of stock options. For the six months ended September 30, 1999, cash provided by financing activities consisted primarily of proceeds from our initial public offering.

         Our sources of liquidity at September 30, 2000 consisted principally of cash and marketable securities of $28.0 million. We believe that cash generated from operations, existing cash and marketable securities will be sufficient to fund operations for at least the next twelve months.

Item 3.  Quantitative and Qualitative Disclosure About Market Risks

         There have been no material changes in our market risk during the three and six months ended September 30, 2000.

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

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         The 2000 Annual Meeting of Shareholders of ShowCase Corporation was held on Thursday, August 3, 2000, at the Marquette Hotel in Minneapolis, Minnesota.

         The holders of 7,880,576 shares of common stock, representing 74.6% of the 10,568,873 outstanding shares entitled to vote as of the record date, were represented at the meeting in person or by proxy. Management's slate of one director listed in the proxy statement was elected to serve until the 2003 Annual Meeting of Shareholders by the following vote tally:

                                      For       Authority Withheld
                                      ---       ------------------

         William B. Binch           7,855,376        25,200



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


                                      SHOWCASE CORPORATION


Date: November 9, 2000                By:  /s/ Craig W. Allen
                                          ------------------------------
                                          Craig W. Allen
                                          Chief Financial Officer
                                          (Duly authorized officer and principal
                                          financial and accounting officer)

                                  EXHIBIT INDEX
                                  -------------



27.1     Financial Data Schedule