Form 10-Q/A
period 2000-06-30
SHOWCASE CORP /MN
filed 2001-01-11
CIK 1060311

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
         ________________________ to ________________________

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

                                 (507) 288-5922
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES     X       NO
     --------     ---------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                 10,759,019 Common Shares as of August 2, 2000.

                                Table of Contents

                      SHOWCASE CORPORATION AND SUBSIDIARIES

                              Report on Form 10-Q/A
                                for quarter ended
                                  June 30, 2000

                                                                                                         Page
                                                                                                         ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Unaudited Consolidated Statements of Operations for the three months ended
                  June 30, 2000 and 1999                                                                  2

                  Unaudited Consolidated Balance Sheets as of June 30, 2000 and March 31, 2000            3

                  Unaudited Consolidated Statements of Cash Flows for the three
                  months ended June 30, 2000 and 1999                                                     4

                  Notes to Unaudited Consolidated Financial Statements                                    5

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                   7

         Item 3.  Quantitative and Qualitative Disclosure about Market Risk                              11

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                      11

         Item 2.  Changes in Securities and Use of Proceeds                                              11

         Item 3.  Defaults upon Senior Securities                                                        11

         Item 4.  Submission of Matters to a Vote of Security Holders                                    11

         Item 5.  Other Information                                                                      11

         Item 6.  Exhibits and Reports on Form 8-K                                                       11

                      SHOWCASE CORPORATION AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (in thousands, except per share amounts)

                                                            Three Months Ended
                                                                 June 30,
                                                          ---------------------
                                                            2000         1999
                                                          --------     --------
Revenues:
   License fees                                           $  5,054     $  6,065
   Maintenance and support fees                              4,251        3,206
   Professional service fees                                 1,653        1,234
                                                          --------     --------
       Total revenues                                       10,958       10,505
                                                          --------     --------

Cost of revenues:
   License fees                                                830        1,068
   Maintenance and support fees                                977          824
   Professional service fees                                 1,531        1,032
                                                          --------     --------
       Total cost of revenues                                3,338        2,924
                                                          --------     --------
Gross margin                                                 7,620        7,581
                                                          --------     --------

Operating expenses:
   Sales and marketing                                       6,161        5,275
   Product development                                       1,584        1,163
   General and administrative                                1,249          941
                                                          --------     --------
       Total operating expenses                              8,994        7,379
                                                          --------     --------
Operating income (loss)                                     (1,374)         202
                                                          --------     --------

Other income (expense), net:
   Interest expense                                             (3)          (7)
   Interest and investment income                              437          104
   Other income (expense), net                                  (5)           1
                                                          --------     --------
       Total other income (expense), net                       429           98
                                                          --------     --------
Net income (loss) before income taxes                         (945)         300
Income taxes                                                   100          115
                                                          --------     --------
Net income (loss)                                         $ (1,045)    $    185
                                                          ========     ========

Other comprehensive income (loss):
   Foreign currency translation adjustment                      69           34
   Unrealized holding gain (loss) on securities                 (1)          32
                                                          --------     --------
Comprehensive income (loss)                               $   (977)    $    251
                                                          ========     ========

Net income (loss) per share:
   Basic                                                  $   (.10)    $   0.04
                                                          ========     ========
   Diluted                                                $   (.10)    $   0.02
                                                          ========     ========
Weighted average shares outstanding used in
   computing basic net income (loss) per share              10,572        4,542
Weighted average shares outstanding used in
   computing diluted net income (loss) per share            10,572        8,371

     See accompanying notes to unaudited consolidated financial statements.

                      SHOWCASE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

               (in thousands, except share and per share amounts)

                                                              June 30, 2000  March 31, 2000
                                                              -------------  --------------
                                                               (Unaudited)
Assets
Current Assets:
   Cash and equivalents                                          $ 17,234      $ 11,677
   Marketable securities                                           12,788        18,387
   Accounts receivable, net                                         9,097         8,848
   Prepaid expenses and other current assets                        1,266         1,731
                                                                 --------      --------
       Total current assets                                        40,385        40,643
                                                                 --------      --------
Property and equipment, net                                         1,965         2,088
Goodwill, net of accumulated amortization                              41            56
                                                                 --------      --------
       Total assets                                              $ 42,391      $ 42,787
                                                                 ========      ========
Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable                                              $  1,866      $  1,323
   Accrued liabilities                                              4,070         4,333
   Current portion of long-term debt                                    2             2
   Current portion of obligations under capital leases                 48            78
   Deferred revenue                                                12,834        12,778
                                                                 --------      --------
       Total current liabilities                                   18,820        18,514
                                                                 --------      --------

Deferred revenue, less current portion                                842           914
                                                                 --------      --------
       Total liabilities                                           19,662        19,428
                                                                 --------      --------

Commitments

Stockholders' equity:
   Common stock, $.01 par value, 50,000,000 shares authorized,
     10,749,759 and 10,522,113 shares issued and outstanding          107           105
   Additional paid-in capital                                      31,760        31,443
   Accumulated other comprehensive income:
     Cumulative translation adjustment                                192           123
     Unrealized holding loss on securities                            (10)           (9)
   Deferred compensation                                             (397)         (426)
   Accumulated deficit                                             (8,923)       (7,877)
                                                                 --------      --------
       Total stockholders' equity                                  22,729        23,359
                                                                 --------      --------
       Total liabilities and stockholders' equity                $ 42,391      $ 42,787
                                                                 ========      ========

     See accompanying notes to unaudited consolidated financial statements.

                      SHOWCASE CORPORATION AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                       Three Months Ended
                                                                            June 30,
                                                                      --------------------
                                                                        2000        1999
                                                                      --------    --------
Cash flows from operating activities:
   Net income (loss)                                                  $ (1,045)   $    185
   Adjustments to reconcile net income (loss)
     to cash used in operating activities:
       Depreciation and amortization                                       222         197
       Provision for returns and doubtful accounts, net of returns
         and write-offs                                                   --           (90)
       Deferred compensation amortization                                   29          21
       Loss on disposition of property and equipment                         3        --
       Changes in operating assets and liabilities, net of effect of foreign exchange rate changes:
           Accounts receivable                                            (249)       (189)
           Prepaid expenses and other current assets                       465        (169)
           Accounts payable                                                543        (271)
           Accrued liabilities                                            (263)        217
           Deferred revenue                                                (16)     (1,113)
           Income taxes payable                                           --          (295)
                                                                      --------    --------
                  Net cash used in operating activities                   (311)     (1,507)
                                                                      --------    --------

Cash flows from investing activities:
   Purchase of property and equipment                                      (22)       (280)
   Purchase of marketable securities                                   (40,747)       --
   Proceeds from maturities and sale of marketable securities           46,346        --
   Proceeds from sale of property and equipment                              2        --
                                                                      --------    --------
                Net cash provided by (used in) investing activities      5,579        (280)
                                                                      --------    --------

Cash flows from financing activities:
   Proceeds from exercise of stock options                                 319           8
   Payments of capitalized lease obligations                               (30)        (34)
                                                                      --------    --------
                Net cash provided by (used in) financing activities        289         (26)
                                                                      --------    --------
Net increase (decrease) in cash                                          5,557      (1,813)
Cash and equivalents, beginning of period                               11,677       8,900
                                                                      --------    --------
Cash and equivalents, end of period                                   $ 17,234    $  7,087
                                                                      ========    ========
Supplemental disclosure of cash flow information:
   Cash paid during the three months for interest                     $      3    $      7
                                                                      ========    ========
   Cash paid during the three months for income taxes                 $     51    $    549
                                                                      ========    ========
   Cash received during the three months for income tax refunds       $    221    $   --
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

(2)      Revision of Previously Issued Financial Statements

         The accompanying consolidated financial statements as of and for the period ending June 30, 2000 have been restated to reflect the accounting for the transactions discussed in note 4 as a nonmonetary exchange of software. Previously, the Company had recorded these transactions as a separate license of software to another software company and separate license of software from this same company resulting in the reflection of the culmination of the earnings process with respect to these transactions in previously issued financial statements. As a result of considering the transactions discussed in note 4 as a nonmonetary exchange, the earnings process with respect to these transactions is not deemed to be complete. The impact of the restatement on net loss is as follows:

                                                          (in thousands, except
                                                           per share amounts)
                                                           Three Months Ended
                                                             June 30, 2000
                                                          ---------------------
         Net loss as previously reported                          $  (591)
         Net loss as restated                                        (977)
         Basic loss per share as previously reported              $ (0.06)
         Basic loss per share as restated                         $ (0.10)
         Diluted loss per share as previously reported            $ (0.06)
         Diluted loss per share as restated                       $ (0.10)

                      SHOWCASE CORPORATION AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements


(3)      Net Income (Loss) per Share

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

(4)      Related Party Transactions

         In late June 2000, the Company licensed certain software to another software company, an executive officer of which is also a member of the board of directors of the Company. In return, the Company licensed certain software from this software company which the Company intends to resell to its customers. The transaction was treated as a nonmonetary exchange of software and, accordingly, no license fee revenue was recorded with respect to this transaction.

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

Results of Operations For the Three Months Ended June 30, 2000 and 1999

         The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated.

                                         Three Months Ended June 30,
                                         ---------------------------
As a Percentage of Total Revenues:            2000         1999
                                             ------       ------
Revenues:
   License fees                               46.1%        57.7%
   Maintenance and support                    38.8         30.5
   Professional service fees                  15.1         11.7
                                             -----        -----
       Total revenues                        100.0        100.0

Cost of revenues:
   License fees                                7.6         10.2
   Maintenance and support                     8.9          7.8
   Professional service fees                  14.0          9.8
                                             -----        -----
       Total cost of revenues                 30.5         27.8
                                             -----        -----
Gross margin                                  69.5         72.2

Operating expenses:
   Sales and marketing                        56.2         50.2
   Product development                        14.5         11.1
   General and administrative                 11.4          9.0
                                             -----        -----
       Total operating expenses               82.1         70.2
                                             -----        -----
Operating income (loss)                      (12.5)         1.9
Other income (expense), net                    3.9          0.9
                                             -----        -----
Net income (loss) before income taxes         (8.6)         2.9
Income taxes                                   0.9          1.1
                                             -----        -----
Net income (loss)                             (9.5)%        1.8%
                                             =====        =====

Revenues

         Total revenues. Total revenues increased to $11.0 million for the three months ended June 30, 2000 from $10.5 million for the three months ended June 30, 1999, representing an increase of 4.3%.

         License fees. License fee revenues decreased to $5.1 million for the three months ended June 30, 2000 from $6.1 million for the three months ended June 30, 1999, representing a decrease of 16.7%. License fee revenues as a percentage of total revenues were 46.1% and 57.7% for the three months ended June 30, 2000 and 1999, respectively. The decrease in license fee revenues is largely attributable to a decrease in the number of licenses sold, due primarily to the impact of clients and prospects delaying or canceling purchase decisions due to Year 2000.

         Revenues from Essbase/400 licenses comprise a significant percentage of total license fee revenues. License fees for this product were 40.8% and 43.6% of license fee revenues for the three months ended June 30, 2000 and 1999, respectively.

         License fee revenues derived from our indirect distribution channels were 16.0% and 17.8% of license fee revenues for the three months ended June 30, 2000 and 1999, respectively.

         Maintenance and support. Maintenance and support revenues increased to $4.3 million for the three months ended June 30, 2000 from $3.2 million for the three months ended June 30, 1999, representing and increase of 32.6%. Maintenance and support revenues as a percentage of total revenues were 38.8% and 30.5% for the three months ended June 30, 2000 and 1999, respectively. This increase in maintenance and support revenues was largely a result of the renewal of maintenance and support contracts as our installed base continued to grow, as well as new maintenance and support contracts associated with new product licenses.

         Professional service fees. Professional service fee revenues increased to $1.7 million for the three months ended June 30, 2000 from $1.2 million for the three months ended June 30, 1999, representing an increase of 34.0%. Professional service revenues as a percentage of total revenues were 15.1% and 11.7% for the three months ended June 30, 2000 and 1999, respectively. This increase in professional service revenues was largely a result of the service revenues associated with the sale of new product licenses and from the completion of an IBM service engagement.

         Revenues from clients outside North America represented 37.6% and 31.3% of our total revenues for the three months ended June 30, 2000 and 1999, respectively. A majority of this revenue was derived from European sales.

Costs of Revenues

         Cost of license fees. Cost of license fees consists primarily of the costs of product manuals, media, packaging, shipping and royalties paid to third parties. Cost of license fees decreased to $830,000 for the three months ended June 30, 2000 from $1.1 million for the three months ended June 30, 1999, representing 16.4% and 17.6% of total license fees for such periods, respectively. The decrease in cost of license fees was primarily attributable to the decrease in the percentage of revenues from our Essbase/400 product, for which we pay royalties.

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

Operating Expenses

         Sales and marketing. Sales and marketing expenses consist primarily of salaries, benefits, bonuses, commissions and travel and promotional expenses. Sales and marketing expenses increased to $6.2 million for the three months ended June 30, 2000 from $5.3 million for the three months ended June 30, 1999, representing 56.2% and 50.2% of total revenues for such periods, respectively. This increase reflects the expansion of a direct field sales force and the hiring of additional sales and marketing personnel and, to a lesser extent, an increase in promotional activities.

         Product development. Product development expenses consist primarily of development personnel compensation and related costs associated with the development of new products, the enhancement of existing products, quality assurance and testing. Product development expenses increased to $1.6 million for the three months ended June 30, 2000 from $1.2 million for the three months ended June 30, 1999, representing 14.5% and 11.1% of total revenues for such periods, respectively. This increase was due to expenses associated with the development of new products and the hiring of additional personnel. Product development costs are expensed as incurred.

         General and administrative. General and administrative expenses consist primarily of salaries of executive, financial, human resources and information services personnel as well as outside professional fees. General and administrative expenses increased to $1.2 million for the three months ended June 30, 2000 from $941,000 for the three months ended June 30, 1999, representing 11.4% and 9.0% of total revenues for such periods, respectively. This increase in dollar amount was primarily due to increased staffing and related expenses necessary to manage and support the expansion of operations.

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

                  27.1 - Financial Data Schedule

         (b)      Reports on Form 8-K:

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SHOWCASE CORPORATION


Date: January 11, 2001                  By: /s/ Craig W. Allen
                                            ------------------------------------
                                            Craig W. Allen
                                            Chief Financial Officer
                                            (Duly authorized officer and
                                            principal financial and accounting
                                            officer)