Form 10-Q/A
period 2000-09-30
SHOWCASE CORP /MN
filed 2001-01-11
CIK 1060311

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
         _____________________ to _____________________

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

                                Table of Contents

                      SHOWCASE CORPORATION AND SUBSIDIARIES

                              Report on Form 10-Q/A
                                for period ended
                               September 30, 2000

                                                                                                        Page
                                                                                                        ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Statements of Operations for the three and six months ended
                  September 30, 2000 and 1999                                                             2

                  Consolidated Balance Sheets as of September 30, 2000 and March 31, 2000                 3

                  Consolidated Statements of Cash Flows for the six months ended
                  September 30, 2000 and 1999                                                             4

                  Notes to Consolidated Financial Statements                                              5

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations   7

         Item 3.  Quantitative and Qualitative Disclosure About Market Risks                             12

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                      12

         Item 2.  Changes in Securities and Use of Proceeds                                              13

         Item 3.  Defaults upon Senior Securities                                                        13

         Item 4.  Submission of Matters to a Vote of Security Holders                                    13

         Item 5.  Other Information                                                                      13

         Item 6.  Exhibits and Reports on Form 8-K                                                       13

                      SHOWCASE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                          Three Months Ended         Six Months Ended
                                             September 30,             September 30,
                                         ---------------------     ---------------------
                                          2000         1999         2000         1999
                                         --------     --------     --------     --------
Revenues:
   License fees                          $  6,475     $  4,027     $ 11,530     $ 10,092
   Maintenance and support                  4,532        3,301        8,783        6,507
   Professional service fees                1,515        1,178        3,168        2,412
                                         --------     --------     --------     --------
       Total revenues                      12,522        8,506       23,481       19,011
                                         --------     --------     --------     --------

Cost of revenues:
   License fees                               988          766        1,817        1,835
   Maintenance and support                    972          753        1,949        1,577
   Professional service fees                1,491        1,112        3,023        2,144
                                         --------     --------     --------     --------
       Total cost of revenues               3,451        2,631        6,789        5,556
                                         --------     --------     --------     --------
Gross margin                                9,071        5,875       16,692       13,455
                                         --------     --------     --------     --------

Operating expenses:
   Sales and marketing                      6,009        5,234       12,170       10,508
   Product development                      1,565        1,247        3,150        2,410
   General and administrative               1,217        1,136        2,465        2,077
                                         --------     --------     --------     --------
       Total operating expenses             8,791        7,617       17,785       14,995
                                         --------     --------     --------     --------
Operating income (loss)                       280       (1,742)      (1,093)      (1,540)
                                         --------     --------     --------     --------

Other income (expense), net:
   Interest expenses                           (2)          (4)          (5)         (10)
   Interest income                            465          366          902          470
   Other income (expense), net                (39)        --            (45)           1
                                         --------     --------     --------     --------
       Total other income (expense),          424          362          852          461
net
                                         --------     --------     --------     --------
Net income (loss) before income taxes         704       (1,380)        (241)      (1,079)
Income taxes                                  200          185          300          300
                                         --------     --------     --------     --------
Net income (loss)                        $    504     $ (1,565)    $   (541)    $ (1,379)
                                         --------     --------     --------     --------

Other comprehensive income (loss):
   Foreign currency translation
      adjustment                              (60)          (6)           9           28
   Unrealized holding gain
      on securities                             4           40            3           72
                                         --------     --------     --------     --------
Comprehensive income (loss)              $    448     $ (1,531)    $   (529)    $ (1,279)
                                         ========     ========     ========     ========

Net income (loss) per share:
   Basic                                 $   0.05     $  (0.15)    $  (0.05)    $  (0.19)
                                         ========     ========     ========     ========
   Diluted                               $   0.04     $  (0.15)    $  (0.05)    $  (0.19)
                                         ========     ========     ========     ========
Weighted average shares outstanding
   used in computing basic net income
   (loss) per share                        10,760       10,139       10,667        7,341
Weighted average shares outstanding
   used in computing diluted net
   income (loss) per share                 11,352       10,139       10,667        7,341

     See accompanying notes to unaudited consolidated financial statements

                      SHOWCASE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
               (in thousands, except share and per share amounts)

                                                                    September 30,      March 31,
                                                                       2000              2000
                                                                    -------------      ---------
Assets
Current Assets:
   Cash and equivalents                                               $ 13,289         $ 11,677
   Marketable securities                                                14,716           18,387
   Accounts receivable, net                                             11,217            8,848
   Prepaid expenses and other current assets                             1,153            1,731
                                                                      --------         --------
       Total current assets                                             40,375           40,643
                                                                      --------         --------
Property and equipment, net                                              1,792            2,088
Purchased software, net                                                  1,000             --
Goodwill, net of accumulated amortization                                   26               56
                                                                      --------         --------
       Total assets                                                   $ 43,193         $ 42,787
                                                                      ========         ========
Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable                                                   $  1,714         $  1,323
   Accrued liabilities                                                   5,352            4,333
   Current portion of long-term debt                                      --                  2
   Current portion of obligations under capital leases                      25               78
   Deferred revenue                                                     12,134           12,778
                                                                      --------         --------
       Total current liabilities                                        19,225           18,514
                                                                      --------         --------

Deferred revenue, less current portion                                     744              914
                                                                      --------         --------
       Total liabilities                                                19,969           19,428
                                                                      --------         --------

Stockholders' Equity:
   Common stock, $.01 par value, 50,000,000 shares authorized,
     10,764,129 and 10,522,113 shares issued and outstanding               108              105
   Additional paid-in capital                                           31,777           31,443
   Accumulated other comprehensive income:
     Cumulative translation adjustment                                     132              123
     Unrealized holding loss on securities                                  (6)              (9)
   Deferred compensation                                                  (368)            (426)
   Accumulated deficit                                                  (8,419)          (7,877)
                                                                      --------         --------
       Total stockholders' equity                                       23,224           23,359
                                                                      --------         --------
       Total liabilities and stockholders' equity                     $ 43,193         $ 42,787
                                                                      ========         ========


     See accompanying notes to unaudited consolidated financial statements.

                      SHOWCASE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                             Six Months Ended
                                                                               September 30,
                                                                         --------------------------
                                                                            2000           1999
                                                                         ---------       ---------
Cash flows from operating activities:
   Net loss                                                              $    (541)      $  (1,379)
   Adjustments to reconcile net loss
     to cash used in operating activities:
       Depreciation and amortization                                           459             375
       Provision for returns and doubtful accounts, net of returns
         and writeoffs                                                        --               (90)
       Deferred income taxes                                                  --               330
       Deferred compensation amortization and expense related to
                cashless exercise of warrants                                   58             129
       Loss on the disposal of property and equipment                            3               3
       Changes in operating assets and liabilities, net of effect of foreign exchange rate changes:
           Accounts receivable                                              (2,369)            250
           Prepaid expenses                                                    227            (118)
           Income taxes receivable                                             351            (238)
           Accounts payable                                                    391            (349)
           Accrued liabilities                                                 915             271
           Deferred revenue                                                   (813)         (1,153)
           Income taxes payable                                                104            (294)
                                                                         ---------       ---------
                  Net cash used in operating activities                     (1,215)         (2,263)
                                                                         ---------       ---------

Cash flows from investing activities:
   Purchase of property and equipment                                         (129)           (370)
   Purchase of marketable securities                                       (98,388)        (63,621)
   Sale and maturity of marketable securities                              102,062          38,192
   Purchase of software license                                             (1,000)           --
   Proceeds from sale of property and equipment                                  2            --
                                                                         ---------       ---------
                Net cash provided by (used in) investing activities          2,547         (25,799)
                                                                         ---------       ---------

Cash flows from financing activities:
   Proceeds from exercise of stock options                                     336              26
   Proceeds from initial public offering, net of expenses                     --            24,350
   Payments under lease obligations                                            (56)            (76)
                                                                         ---------       ---------
                Net cash provided by financing activities                      280          24,300
                                                                         ---------       ---------
Net increase (decrease) in cash                                              1,612          (3,762)
Cash, beginning of period                                                   11,677           8,900
                                                                         ---------       ---------
Cash, end of period                                                      $  13,289       $   5,138
                                                                         =========       =========
Supplemental disclosure of cash flow information:
   Cash paid during the six months for interest                          $       5       $      10
                                                                         =========       =========
   Cash paid during the six months for income taxes                      $      75       $     642
                                                                         =========       =========
   Cash received during the six months from income tax refunds           $     234       $    --
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

(2)      Revision of Previously Issued Financial Statements

         The accompanying consolidated financial statements as of and for the periods ending September 30, 2000 have been restated to reflect the accounting for a sale of a license to and the purchase of a license from a software company occurring in June 2000 as a nonmonetary exchange of software. Previously, the Company had recorded these transactions as a separate license of software to another software company and separate license of software from this same company resulting in the reflection of the culmination of the earnings process with respect to these transactions in previously issued financial statements. As a result of considering the transactions as a nonmonetary exchange, the earnings process with respect to these transactions is not deemed to be complete. The impact of the restatement on net loss is as follows:

                                                                          (in thousands, except per share amounts)
                                                                     Three Months Ended             Six Months Ended
                                                                     September 30, 2000            September 30, 2000
                                                                     -------------------           ------------------
         Net income (loss) as previously reported                           $  391                       $  (200)
         Net income (loss) as restated                                         504                          (541)
         Basic income (loss) per share as previously reported               $ 0.04                       $ (0.02)
         Basic income (loss) per share as restated                          $ 0.05                       $ (0.05)
         Diluted income (loss) per share as previously reported             $ 0.03                       $ (0.02)
         Diluted income (loss) per share as restated                        $ 0.04                       $ (0.05)

(3)      Net Income (Loss) per Share

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

(4)      Related Party Transactions

         In late September 2000, the Company licensed certain software from another software company, an executive of which is also a member of the board of directors of the Company, for $1,000,000. The Company will amortize this software over a three-year period.

(5)      Subsequent Event--Merger with SPSS

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

Results of Operations

         The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated.

                                               Three Months Ended            Six Months Ended
                                                  September 30,                September 30,
                                              ---------------------        ---------------------
                                               2000           1999          2000           1999
                                              ------         ------        ------         ------
As a Percentage of Total Revenues:
Revenues:
   License fees                                 51.7%         47.3%          49.1%          53.1%
   Maintenance and support                      36.2          38.8           37.4           34.2
   Professional service fees                    12.1          13.8           13.5           12.7
                                               -----         -----          -----          -----
       Total revenues                          100.0         100.0          100.0          100.0

Cost of revenues:
   License fees                                  7.9           9.0            7.7            9.7
   Maintenance and support                       7.8           8.9            8.3            8.3
   Professional service fees                    11.9          13.1           12.9           11.3
                                               -----         -----          -----          -----
       Total cost of revenues                   27.6          30.9           28.9           29.2
                                               -----         -----          -----          -----
Gross margin                                    72.4          69.1           71.1           70.8

Operating expenses:
   Sales and marketing                          48.0          61.5           51.8           55.3
   Product development                          12.5          14.7           13.4           12.7
   General and administrative                    9.7          13.4           10.5           10.9
                                               -----         -----          -----          -----
       Total operating expenses                 70.2          89.5           75.7           78.9
                                               -----         -----          -----          -----
Operating income (loss)                          2.2         (20.5)          (4.6)          (8.1)
Other income (expense), net                      3.4           4.3            3.6            2.4
                                               -----         -----          -----          -----
Net income (loss) before income taxes            5.6         (16.2)          (1.0)          (5.7)
Income taxes                                     1.6           2.2            1.3            1.6
                                               -----         -----          -----          -----
Net income (loss)                                4.0%        (18.4)%         (2.3)%         (7.3)%
                                               =====         =====          =====          =====

Revenues

         Total revenues. Total revenues increased to $12.5 million for the three months ended September 30, 2000 from $8.5 million for the three months ended September 30, 1999, representing an increase of 47.2%. For the six months ended September 30, 2000, total revenues increased to $23.5 million from $19.0 million for the six months ended September 30, 1999, an increase of 23.5%.

         License fees. License fee revenues increased to $6.5 million for the three months ended September 30, 2000 from $4.0 million for the three months ended September 30, 1999, representing an increase of 60.7%. License fee revenues increase to $11.5 million for the six months ended September 30, 2000 from $10.1 million for the six months ended September 30, 1999, representing an increase of 14.2%. This increase in license fee revenue is largely attributable to an increase in the number of licenses sold by our expanded direct sales force. License fee revenues as a percentage of total revenues were 51.7% and 47.3% for the three months ended September 30, 2000 and 1999, respectively, and 49.1% and 53.1% for the six months ended September 30, 2000 and 1999, respectively.

         License fee revenues from our Essbase/400 product represented 37.2% and 38.6% of our total license fee revenues for the three months ended September 30, 2000 and 1999, respectively, and 38.8% and 41.6% for the six months ended September 30, 2000 and 1999, respectively.

         License fee revenues derived from our indirect distribution channels were 19.0% and 22.2% of license fee revenues for the three months ended September 30, 2000 and 1999, respectively and 17.7% and 19.6% for the six months ended September 30, 2000 and 1999, respectively.

         Maintenance and support. Maintenance and support revenues increased to $4.5 million for the three months ended September 30, 2000 from $3.3 million for the three months ended September 30, 1999, representing an increase of 37.3%. For the six months ended September 30, 2000, maintenance and support revenues increased to $8.8 million from $6.5 million for the six months ended September 30, 1999, an increase of 35.0%. Maintenance and support revenues as a percentage of total revenues were 36.2% and 38.8% for the three months ended September 30, 2000 and 1999, respectively, and 37.4% and 34.2% for the six months ended September 30, 2000 and 1999, respectively. These increases in maintenance and support revenues were largely a result of the renewal of maintenance and support contracts, as well as new maintenance and support contracts associated with new product licenses.

         Professional service fees. Professional service fee revenues increased to $1.5 million for the three months ended September 30, 2000 from $1.2 million for the three months ended September 30, 1999, representing an increase of 28.6%. For the six months ended September 30, 2000, professional service fee revenues increased to $3.2 million from $2.4 million for the six months ended September 30, 1999, an increase of 31.3%. Professional service fee revenues as a percentage of total revenues were 12.1% and 13.8% for the three months ended September 30, 2000 and 1999, respectively, and 13.5% and 12.7% for the six months ended September 30, 2000 and 1999, respectively. These increases in professional service fee revenues were largely a result of revenues associated with the sale of new product licenses.

         Revenues from clients outside North America represented 33.6% and 45.9% of our total revenues for the three months ended September 30, 2000 and 1999, respectively, and 35.5% and 37.8% for the six months ended September 30, 2000 and 1999, respectively. A majority of this revenue was derived from European sales.

Costs of Revenues

         Cost of license fees. Cost of license fees consists primarily of the costs of product manuals, media, packaging, shipping and royalties paid to third parties. Cost of license fees increased to $1.0 million for the three months ended September 30, 2000 from $.8 million for the three months ended September 30, 1999, representing 15.3% and 19.0% of license fee revenues for these periods, respectively. Cost of license fees for the six months ended September 30, 2000 remained consistent with the $1.8 million amount for the six months ended September 30, 1999, representing 15.8% and 18.2% of license fee revenues for these periods, respectively. We anticipate that cost of license fees will increase in dollar amount in future periods as license fee revenues increase. Cost of license fees as a percentage of license fee revenues may increase if we enter into additional royalty arrangements or if sales of Essbase/400 or other products which carry a royalty obligation increase as a percentage of license fee revenues.

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

Operating Expenses

         Sales and marketing. Sales and marketing expenses consist primarily of salaries, benefits, bonuses, commissions and travel and promotional expenses. Sales and marketing expenses increased to $6.0 million for the three months ended September 30, 2000 from $5.2 million for the three months ended September 30, 1999, representing 48.0% and 61.5% of total revenues for these periods, respectively. Sales and marketing expenses increased to $12.2 million for the six months ended September 30, 2000 from $10.5 million for the six months ended September 30, 1999, representing 51.8% and 55.3% of total revenues for these periods, respectively. These increases in sales and marketing expenses in dollar amount reflect the hiring of additional sales and marketing personnel and expanded promotional activities. Sales and marketing expenses decreased as a percentage of total revenues primarily due to faster revenue growth during the three and six months ended September 30, 2000. We anticipate that sales and marketing expenses will increase in dollar amount in future periods.

         Product development. Product development expenses consist primarily of development personnel compensation and related costs associated with the development of new products, the enhancement of existing products, quality assurance and testing. Product development expenses increased to $1.6 million for the three months ended September 30, 2000 from $1.2 million for the threes months ended September 30, 1999, representing 12.5% and 14.7% of total revenues for these periods, respectively. Product development expenses increased to $3.2 million for the six months ended September 30, 2000 from $2.4 million for the six months ended September 30, 1999, representing 13.4% and 12.7% of total revenues for these periods, respectively. These increases in dollar amount were due to expenses associated with the development of new products and the hiring of additional personnel. We anticipate that we will continue to devote substantial resources to product development efforts and that product development expenses will increase in dollar amount in future periods. To date, all product development costs have been expensed as incurred.

         General and administrative. General and administrative expenses consist primarily of salaries of executive, financial, human resources and information services personnel as well as outside professional fees. General and administrative expenses increased to $1.2 million for the three months ended September 30, 2000 from $1.1 million for the three months ended September 30, 1999, representing 9.7% and 13.4% of total revenues for these periods, respectively. General and administrative expenses increased to $2.5 million for the six months ended September 30, 2000 from $2.1 million for the six months ended September 30, 1999, representing 10.5% and 10.9% of total revenues for these periods, respectively. These increases in dollar amount were primarily due to increased staffing and related expenses necessary to manage and support the expansion of operations. General and administrative expenses decreased as a percentage of total revenues primarily due to faster revenue growth during the three and six months ended September 30, 2000. We anticipate that general and administrative expenses will increase in dollar amount in the future as a result of increased personnel and infrastructure costs necessary to support the expansion of operations.

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


SHOWCASE CORPORATION


Date: January 11, 2001               By: /s/ Craig W. Allen
                                         ---------------------------------
                                         Craig W. Allen
                                         Chief Financial Officer
                                         (Duly authorized officer and principal
                                         financial and accounting officer)