Form 10-Q
period 2000-12-31
SHOWCASE CORP /MN
filed 2001-02-12
CIK 1060311

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     ______________ to

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   YES  X  NO ______
            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

               10,833,316 Common Shares as of January 31, 2001.

                               Table of Contents

                     SHOWCASE CORPORATION AND SUBSIDIARIES

                              Report on Form 10-Q
                               for period ended
                               December 31, 2000

                                                                                                     Page
                                                                                                   ------
PART I.   FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Statements of Operations for the three and nine months ended
                  December 31, 2000 and 1999                                                           2

                  Consolidated Balance Sheets as of December 31, 2000 and March 31, 2000               3

                  Consolidated Statements of Cash Flows for the nine months ended
                  December 31, 2000 and 1999                                                           4

                  Notes to Consolidated Financial Statements                                           5

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                7

         Item 3.  Quantitative and Qualitative Disclosure About Market Risks                          12

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                   12

         Item 2.  Changes in Securities and Use of Proceeds                                           13

         Item 3.  Defaults upon Senior Securities                                                     13

         Item 4.  Submission of Matters to a Vote of Security Holders                                 13

         Item 5.  Other Information                                                                   13

         Item 6.  Exhibits and Reports on Form 8-K                                                    13

                     SHOWCASE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                   (in thousands, except per share amounts)

                                                    Three Months Ended                 Nine Months Ended
                                                       December 31,                      December 31,
                                             --------------------------------    -------------------------------
                                                  2000              1999             2000              1999
                                             ---------------    -------------    -------------    --------------
Revenues:
   License fees                              $         6,849    $       4,990    $      18,379    $       15,082
   Maintenance and support                             4,756            3,456           13,540             9,963
   Professional service fees                           1,262            1,201            4,430             3,613
                                             ---------------    -------------    -------------    --------------
       Total revenues                                 12,867            9,647           36,349            28,658
                                             ---------------    -------------    -------------    --------------

Cost of revenues:
   License fees                                        1,200              985            3,017             2,820
   Maintenance and support                               952              855            2,902             2,432
   Professional service fees                           1,414            1,199            4,436             3,342
                                             ---------------    -------------    -------------    --------------
       Total cost of revenues                          3,566            3,039           10,355             8,594
                                             ---------------    -------------    -------------    --------------
Gross margin                                           9,301            6,608           25,994            20,064
                                             ---------------    -------------    -------------    --------------

Operating expenses:
   Sales and marketing                                 5,811            5,691           17,981            16,199
   Product development                                 1,517            1,457            4,667             3,866
   General and administrative                          1,139            1,160            3,604             3,238
                                             ---------------    -------------    -------------    --------------
       Total operating expenses                        8,467            8,308           26,252            23,303
                                             ---------------    -------------    -------------    --------------
Operating income (loss)                                  834           (1,700)            (258)           (3,239)
                                             ---------------    -------------    -------------    --------------

Other income (expense), net:
   Interest expenses                                      --               (4)              (6)              (15)
   Interest income                                       426              396            1,328               867
   Other income (expense), net                           (50)               3              (95)                3
                                             ---------------    -------------    -------------    --------------
     Total other income (expense), net                   376              395            1,227               855
                                             ---------------    -------------    -------------    --------------
Net income (loss) before income taxes                  1,210           (1,305)             969            (2,384)
Income taxes                                             200              200              500               500
                                             ---------------    -------------    -------------    --------------
Net income (loss)                            $         1,010    $      (1,505)   $         469    $       (2,884)
                                             ---------------    -------------    -------------    --------------

Other comprehensive income (loss):
   Foreign currency translation adjustment                (9)              26               --                54
   Unrealized holding gain (loss) on
   securities                                             --              206                4               279
                                             ---------------    -------------    -------------    --------------
Comprehensive income (loss)                  $         1,001    $      (1,273)   $         473    $       (2,551)
                                             ===============    =============    =============    ==============

Net income (loss) per share:
   Basic                                     $           .09            (0.15)   $         .04    $        (0.35)
                                             ===============    =============    =============    ==============
   Diluted                                   $           .09    $       (0.15)   $         .04    $        (0.35)
                                             ===============    =============    =============    ==============
Weighted average shares outstanding
   used in computing basic net income
   (loss) per share                                   10,784           10,368           10,706             8,354
Weighted average shares outstanding
   used in computing diluted net
   income (loss) per share                            11,267           10,368           11,260             8,354

          See accompanying notes to consolidated financial statements

                     SHOWCASE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
              (in thousands, except share and per share amounts)

                                                                    December 31, 2000     March 31, 2000
                                                                    -----------------     --------------
Assets
Current Assets:
   Cash and equivalents                                             $          17,605     $       11,677
   Marketable securities                                                       10,849             18,387
   Accounts receivable, net                                                    12,976              8,848
   Prepaid expenses and other current assets                                    1,097              1,731
                                                                    -----------------     --------------
       Total current assets                                                    42,527             40,643
                                                                    -----------------     --------------
Property and equipment, net                                                     1,634              2,088
Purchased software, net                                                           917                 --
Goodwill, net of accumulated amortization                                          11                 56
                                                                    -----------------     --------------
       Total assets                                                 $          45,089     $       42,787
                                                                    =================     ==============
Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable                                                 $           1,289     $        1,323
   Accrued liabilities                                                          5,327              4,333
   Current portion of long-term debt and obligations under
    capital leases                                                                 --                 80
   Income taxes payable                                                           293                 --
   Deferred revenue                                                            13,036             12,778
                                                                    -----------------     --------------
       Total current liabilities                                               19,945             18,514
                                                                    -----------------     --------------

Deferred revenue, less current portion                                            743                914
                                                                    -----------------     --------------
       Total liabilities                                                       20,688             19,428
                                                                    -----------------     --------------

Stockholders' Equity:
   Common stock, $.01 par value, 50,000,000 shares authorized,
     10,823,996 and 10,522,113 shares issued and outstanding                      108                105
   Additional paid-in capital                                                  31,922             31,443
   Accumulated other comprehensive income:
     Cumulative translation adjustment                                            123                123
     Unrealized holding loss on securities                                         (5)                (9)
   Deferred compensation                                                         (338)              (426)
   Accumulated deficit                                                         (7,409)            (7,877)
                                                                    -----------------     --------------
       Total stockholders' equity                                              24,401             23,359
                                                                    -----------------     --------------
       Total liabilities and stockholders' equity                   $          45,089     $       42,787
                                                                    =================     ==============

    See accompanying notes to unaudited consolidated financial statements.

                     SHOWCASE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)

                                                                                   Nine Months Ended
                                                                                     December 31,
                                                                          -------------------------------------
                                                                                2000                 1999
                                                                          ----------------     ----------------
Cash flows from operating activities:
   Net income (loss)                                                      $            469     $         (2,884)
   Adjustments to reconcile net income (loss)
     to cash used in operating activities:
       Depreciation and amortization                                                   791                  533
       Provision for returns and doubtful accounts, net of returns
         and writeoffs                                                                  --                  (90)
       Deferred income taxes                                                            --                  330
       Deferred compensation amortization and expense related to
                cashless exercise of warrants                                           87                  158
       Loss on the disposal of property and equipment                                    3                    6
       Changes in operating assets and liabilities, net of effect of foreign exchange rate changes:
           Accounts receivable                                                      (4,128)              (1,613)
           Prepaid expenses                                                            282                  313
           Income taxes receivable                                                     351                 (321)
           Accounts payable                                                            (35)                (550)
           Accrued liabilities                                                         995                  476
           Deferred revenue                                                             87                  836
           Income taxes payable                                                        293                 (247)
                                                                          ----------------     ----------------
                  Net cash used in operating activities                               (805)              (3,053)
                                                                          ----------------     ----------------

Cash flows from investing activities:
   Purchase of property and equipment                                                 (213)                (608)
   Purchase of marketable securities                                              (152,138)             (95,037)
   Sale and maturity of marketable securities                                      159,680               69,257
   Purchase of software license                                                     (1,000)                  --
   Proceeds from sale of property and equipment                                          2                   --
                                                                          ----------------     ----------------
                Net cash provided by (used in) investing activities                  6,331              (26,388)
                                                                          ----------------     ----------------

Cash flows from financing activities:
   Proceeds from exercise of stock options                                             482                  342
   Proceeds from initial public offering, net of expenses                               --               24,350
   Payments on long-term debt                                                           --                   (3)
   Payments of capitalized lease obligations                                           (80)                (106)
                                                                          ----------------     ----------------
                Net cash provided by financing activities                              402               24,583
                                                                          ----------------     ----------------
Net increase (decrease) in cash                                                      5,928               (4,858)
Cash, beginning of period                                                           11,677                8,900
                                                                          ----------------     ----------------
Cash, end of period                                                       $         17,605     $          4,042
                                                                          ================     ================
Supplemental disclosure of cash flow information:
   Cash paid during the nine months for interest                          $              5     $             15
                                                                          ================     ================
   Cash paid during the nine months for income taxes                      $             90     $            739
                                                                          ================     ================
   Cash received during the nine months from income tax refunds           $            234     $             --
                                                                          ================     ================

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

     In June 2000, the SEC staff issued Staff Accounting Bulletin No. 101B, which deferred the required implementation date of Staff Accounting Bulletin No. 101 ("SAB 101"), as amended by SAB 101A. SAB101, as amended, summarizes certain views of the SEC staff in applying generally accepted accounting principles to revenue recognition in financial statements. Implementation of SAB 101 by the Company was previously required in the quarter beginning April 1, 2000. Subject to SAB 101B, required implementation of SAB 101 has been deferred to the quarter beginning January 1, 2001. The Company does not expect SAB 101 to have a material impact on its financial condition or results of operations.

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

     For the three months ended December 31, 1999 and the nine months ended December 31, 1999, basic loss per share is the same as diluted loss per share because the effect of the inclusion of other potentially dilutive securities in the calculation of diluted loss per share was antidilutive.

     The number of option shares excluded from the calculation of potentially dilutive securities either because the exercise price exceeded the average market price or because their inclusion in a calculation of net loss per share would have been antidilutive was 699,821 and 985,538 for the three months ended December 31, 2000 and 1999, respectively and 192,620 and 1,040,424 for the nine months ended December 31, 2000 and 1999, respectively.

(3)  Merger with SPSS

     On November 6, 2000, the Company and SPSS Inc. ("SPSS") entered into a merger agreement relating to the acquisition of the Company by SPSS. Under the terms of the agreement, SPSS will issue one share of its common stock in return for every three outstanding shares of the Company's stock. The merger is subject to approval by the shareholders of the Company and SPSS, the effectiveness of a Form S-4 registration statement filed with the Securities and Exchange Commission and other customary closing conditions. The merger is expected to close in the first calendar quarter of 2001.

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

Recent Development

     On November 6, 2000, the Company and SPSS Inc. ("SPSS") entered into a Merger Agreement relating to the merger of the Company with a wholly owned subsidiary of SPSS. The merger is subject to approval by the shareholders of the Company and SPSS, the effectiveness of a Form S-4 registration statement filed with the Securities and Exchange Commission and other customary closing conditions. The merger is expected to close in the first calendar quarter of 2001.

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

Results of Operations

     The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated.

                                                    Three Months Ended              Nine Months Ended
                                                        December 31,                  December 31,
                                                -------------------------       -----------------------
                                                   2000           1999            2000            1999
                                                ----------      ---------       --------      ---------
As a Percentage of Total Revenues:
Revenues:
 License fees                                         53.2%          51.7%         50.6%           52.6%
 Maintenance and support                              37.0           35.8          37.2            34.8
 Professional service fees                             9.8           12.4          12.2            12.6
                                                ----------      ---------       -------         -------
   Total revenues                                    100.0          100.0         100.0           100.0

Cost of revenues:
 License fees                                          9.3           10.2           8.3             9.8
 Maintenance and support                               7.4            8.9           8.0             8.5
 Professional service fees                            11.0           12.4          12.2            11.7
                                                ----------      ---------       -------         -------
   Total cost of revenues                             27.7           31.5          28.5            30.0
                                                ----------      ---------       -------         -------
Gross margin                                          72.3           68.5          71.5            70.0

Operating expenses:
 Sales and marketing                                45.2        59.0           49.5          56.5
 Product development                                11.8        15.1           12.8          13.5
 General and administrative                          8.9        12.0            9.9          11.3
                                             -----------    --------      ---------      --------
   Total operating expenses                         65.9        86.1           72.2          81.3
                                             -----------    --------      ---------      --------
Operating income (loss)                              6.5       (17.6)           (.7)        (11.3)
Other income (expense), net                          2.9         4.1            3.4           3.0
                                             -----------    --------      ---------      --------
Net income (loss) before income taxes                9.4       (13.5)           2.7          (8.3)
Income taxes                                         1.6         2.1            1.4           1.7
                                             -----------    --------      ---------      --------
Net income (loss)                                    7.8%      (15.6)%          1.3%        (10.1)%
                                             ===========    ========      =========      ========

Revenues

     Total revenues. Total revenues increased to $12.9 million for the three months ended December 31, 2000 from $9.6 million for the three months ended December 31, 1999, representing an increase of 33.4%. For the nine months ended December 31, 2000, total revenues increased to $36.3 million from $28.7 million for the nine months ended December 31, 1999, an increase of 26.8%.

     License fees. License fee revenues increased to $6.8 million for the three months ended December 31, 2000 from $5.0 million for the three months ended December 31, 1999, representing an increase of 37.3%. License fee revenues increase to $18.4 million for the nine months ended December 31, 2000 from $15.1 million for the nine months ended December 31, 1999, representing an increase of 21.9%. This increase in license fee revenue is largely attributable to an increase in the number of licenses sold by our expanded direct sales force. License fee revenues as a percentage of total revenues were 53.2% and 51.7% for the three months ended December 31, 2000 and 1999, respectively, and 50.6% and 52.6% for the nine months ended December 31, 2000 and 1999, respectively.

     License fee revenues from our Essbase/400 product represented 39.4% and 48.0% of our total license fee revenues for the three months ended December 31, 2000 and 1999, respectively, and 39.0% and 43.7% for the nine months ended December 31, 2000 and 1999, respectively.

     License fee revenues derived from our indirect distribution channels were 22.6% and 30.4% of license fee revenues for the three months ended December 31, 2000 and 1999, respectively and 19.5% and 23.2% for the nine months ended December 31, 2000 and 1999, respectively.

     Maintenance and support. Maintenance and support revenues increased to $4.8 million for the three months ended December 31, 2000 from $3.5 million for the three months ended December 31, 1999, representing an increase of 37.7%.
For the nine months ended December 31, 2000, maintenance and support revenues increased to $13.5 million from $10.0 million for the nine months ended December 31, 1999, an increase of 35.9%. Maintenance and support revenues as a percentage of total revenues were 37.0% and 35.8% for the three months ended December 31, 2000 and 1999, respectively, and 37.2% and 34.8% for the nine months ended December 31, 2000 and 1999, respectively. These increases in maintenance and support revenues were largely a result of the renewal of maintenance and support contracts, as well as new maintenance and support contracts associated with new product licenses.

     Professional service fees. Professional service fee revenues increased to $1.3 million for the three months ended December 31, 2000 from $1.2 million for the three months ended December 31, 1999, representing an increase of 5.1%. For the nine months ended December 31, 2000, professional service fee revenues increased to $4.4 million from $3.6 million for the nine months ended December 31, 1999, an increase of 22.6%. Professional service fee revenues as a percentage of total revenues were 9.8% and 12.4% for the three months ended December 31, 2000 and 1999, respectively, and 12.2% and 12.6% for the nine months ended December 31, 2000 and 1999, respectively. These increases in professional service fee revenues were largely a result of revenues associated with the sale of new product licenses.

     Revenues from clients outside North America represented 40.1% and 43.0% of total revenue for the three months ended December 31, 2000 and 1999, respectively, and 37.1% and 39.5% for the nine months ended December 31, 2000 and 1999, respectively. A majority of these sales was derived from European sales.

Costs of Revenues

     Cost of license fees. Cost of license fees consists primarily of the costs of product manuals, media, packaging, shipping and royalties paid to third parties. Cost of license fees increased to $1.2 million for the three months ended December 31, 2000 from $1.0 million for the three months ended December 31, 1999, representing 17.5% and 19.7% of license fee revenues for these periods, respectively. Cost of license fees increased to $3.0 million for the nine months ended December 31, 2000 from $2.8 million for the nine months ended December 31, 1999, representing 16.4% and 18.7% of license fee revenues for these periods, respectively. These increases in cost of license fees in dollar amount were primarily attributable to higher license fee revenues. We anticipate that cost of license fees will increase in dollar amount in future periods as license fee revenues increase. Cost of license fees as a percentage of license fee revenues may increase if we enter into additional royalty arrangements or if sales of Essbase/400 or other products which carry a royalty obligation increase as a percentage of license fee revenues.

     Cost of maintenance and support. Cost of maintenance and support consists primarily of personnel costs associated with providing maintenance and support services and payments to third parties to provide maintenance and support, particularly with respect to Essbase/400. Cost of maintenance and support increased to $1.0 million for the three months ended December 31, 2000 from $0.9 million for the three months ended December 31, 1999, representing 20.0% and 24.7% of maintenance and support revenues for these periods, respectively. Cost of maintenance and support increased to $2.9 million for the nine months ended December 31, 2000 from $2.4 million for the nine months ended December 31, 1999, representing 21.4% and 24.4% of maintenance and support revenues for these periods, respectively. These increases in cost of maintenance and support in dollar amount were primarily due to the hiring of additional personnel. We anticipate that cost of maintenance and support will increase in dollar amount in future periods as maintenance and support revenues increase.

     Cost of professional service fees. Cost of professional service fees consists primarily of the costs of providing training and consulting services. Cost of professional service fees increased to $1.4 million for the three months ended December 31, 2000 from $1.2 million for the three months ended December 31, 1999, representing 112.0% and 99.8% of professional service fee revenues for these periods, respectively. Cost of professional service fees increased to $4.4 million for the nine months ended December 31, 2000 from $3.3 million for the nine months ended December 31, 1999, representing 100.0% and 92.5% of professional service fee revenues for these periods, respectively. These increases in cost of professional service fees were primarily due to the expansion of our professional services staff. We anticipate that cost of professional service fees will increase in dollar amount in future periods as professional service fee revenues increase.

Operating Expenses

     Sales and marketing. Sales and marketing expenses consist primarily of salaries, benefits, bonuses, commissions and travel and promotional expenses. Sales and marketing expenses increased to $5.8 million for the three months ended December 31, 2000 from $5.7 million for the three months ended December 31, 1999, representing 45.2% and 59.0% of total revenues for these periods, respectively. Sales and marketing expenses increased to $18.0 million for the nine months ended December 31, 2000 from $16.2 million for the nine months ended December 31, 1999, representing 49.5% and 56.5% of total revenues for these periods, respectively. These increases in sales and marketing expenses in dollar amount reflect the hiring of additional sales and marketing personnel and expanded promotional activities. Sales and marketing expenses decreased as a percentage of total revenues primarily due to faster revenue growth during the three and nine months ended December 31, 2000. We anticipate that sales and marketing expenses will increase in dollar amount in future periods.

     Product development. Product development expenses consist primarily of development personnel compensation and related costs associated with the development of new products, the enhancement of existing products, quality assurance and testing. Product development expenses remained at $1.5 million for the three months ended December 31, 2000 and 1999, representing 11.8% and 15.1% of total revenues for these periods, respectively. Product development expenses increased to $4.7 million for the nine months ended December 31, 2000 from $3.9 million for the nine months ended December 31, 1999, representing 12.8% and 13.5% of total revenues for these periods, respectively. The increase in dollar amount in the nine-month comparison was due to expenses associated with the development of new products and the hiring of additional personnel. We anticipate that we will continue to devote substantial resources to product development efforts and that product development expenses will increase in dollar amount in future periods. To date, all product development costs have been expensed as incurred.

     General and administrative. General and administrative expenses consist primarily of salaries of executive, financial, human resources and information services personnel as well as outside professional fees. General and administrative expenses decreased to $1.1 million for the three months ended December 31, 2000 from $1.2 million for the three months ended December 31, 1999, representing 8.9% and 12.0% of total revenues for these periods, respectively. General and administrative expenses increased to $3.6 million for the nine months ended December 31, 2000 from $3.2 million for the nine months ended December 31, 1999, representing 9.9% and 11.3% of total revenues for these periods, respectively. The increase in dollar amount for the nine months ended December 31, 2000 was primarily due to increased staffing and related expenses necessary to manage and support the expansion of operations. General and administrative expenses decreased as a percentage of total revenues primarily due to higher revenue growth during the three and nine months ended December 31, 2000. We anticipate that general and administrative expenses will increase in dollar amount in the future as a result of increased personnel and infrastructure costs necessary to support the expansion of operations.

Other Income

     Other income consisted primarily of interest income and interest expense. Other income decreased slightly to $376,000 for the three months ended December 31, 2000 from $395,000 for the three months ended December 31, 1999. Other income increased to $1.2 million for the nine months ended December 31, 2000 from $855,000 for the nine months ended December 31, 1999. The increase in other income in the nine-month comparison is primarily due to earnings on the proceeds from the Company's initial public offering in fiscal 2000.

Provision for Income Taxes

     Income taxes were $200,000 for the three months ended December 31, 2000 and 1999. Income taxes remained at $500,000 for the nine months ended December 31, 2000 and 1999. The tax provision primarily represents foreign income tax withholding and has varied to the extent of non-U.S. license activity.

Liquidity and Capital Resources

     To date, the Company has financed its business through cash provided by operations, the sale of equity securities and bank borrowings. Operating activities used cash of $805,000 for the nine months ended December 31, 2000 and used cash of $3.1 million for the nine months ended December 31, 1999. Cash used in operating activities for the nine months ending December 31, 2000 was due primarily to increased accounts receivable partially offset by decreases in prepaid expenses and tax receivable and increases in income taxes payable and accrued liabilities. Cash used in operating activities for the nine months ending December 31, 1999 was due primarily to increased accounts receivable, decreased accounts payable and a net loss of $2.9 million partially offset by an increase in deferred revenue.

        Investing activities provided cash of $6.3 million for the nine months ended December 31, 2000 and used cash of $26.4 million for the nine months ended December 31, 1999. The principal source of cash in investing activities for the nine months ended December 31, 2000 was maturity of marketable securities offset by the purchase of software rights and capital expenditures related to the acquisition of computer equipment and furniture required to support the
expansion of our operations.   The principal use of cash in investing activities
for the nine months ended December 31, 1999 was the investment of the proceeds from our initial public offering and capital expenditures related to the acquisition of computer equipment and furniture required to support the expansion of our operations.

        Financing activities provided cash of $402,000 and $24.6 million in the nine months ended December 30, 2000 and 1999, respectively. For the nine months ended December 31, 2000, cash provided by financing activities consisted primarily of the receipt of proceeds from the exercise of stock options. For the nine months ended December 31, 1999, cash provided by financing activities consisted primarily of proceeds from our initial public offering.

        Our sources of liquidity at December 31, 2000 consisted principally of cash and marketable securities of $28.5 million. We believe that cash generated from operations, existing cash and marketable securities will be sufficient to fund operations for at least the next twelve months.

Item 3. Quantitative and Qualitative Disclosure About Market Risks

        There have been no material changes in our market risk during the three and nine months ended December 31, 2000.

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

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              None.

         (b)  Reports on Form 8-K:

              On November 13, 2000, we filed a Current Report on Form 8-K regarding the execution of an agreement and plan of merger pursuant to which ShowCase would become a wholly owned subsidiary of SPSS Inc.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SHOWCASE CORPORATION


Date: February 12, 2001               By: /s/ Craig W. Allen
                                          ------------------
                                          Craig W. Allen
                                          Chief Financial Officer
                                          (Duly authorized officer and principal
                                          financial and accounting officer)